Form 10QSB
period 1996-03-31
EUFAULA BANCCORP INC
filed 1996-05-02
CIK 836043

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

Mark one
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended  March 31, 1996
                                                -------------------

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from              to
                                         -----------     -----------

                      Commission File Number:   33-23062


                            Eufaula BancCorp, Inc.
 -----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                         63-0989868
- - -------------------------------                    --------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)


                 Post Office Box 1269, Eufaula, Alabama  36072
                 ---------------------------------------------
                    Address of principal executive offices


                                (334) 687-3581
                                --------------
                          (Issuer's Telephone Number)



                                      N/A
                 ---------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)


Check whether the issuer (1) filed all reports required to filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes       X    .  No            .
    ------------     ------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of
         common equity, as of       March 31, 1996 ---------  676,602
                              ---------------------------------------

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                                     INDEX

Part I.                                                              Page No.

Item 1.    Financial Information

           Consolidated Balance Sheet--March 31, 1996                  3

           Consolidated Statements of Income-Three months              4
             ended March 31, 1996 and 1995

           Consolidated Statements of Cash Flows;                      5
             Three Months ended  March 31, 1996 and 1995

           Note to Consolidated Financial Statements                   6

Item 2.    Management's discretion and analysis of financial
           condition and results of operations.                      7 & 8

Part II.   Other Information

Item 4.    Any matter submitted to the security holders for a vote     10

Item 6.    Exhibits and reports on Form 8-K                            10


Item  1 - Part 1 - Financial Information

                     EUFAULA BANCCORP, INC. &  SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, l996
                                  (unaudited)
                             (Dollars in Thousands)

ASSETS
- - ------

          Cash & Due from Banks                       $ 5,144
          Interest bearing deposits in banks              250
  Investment Securities:
          Held to maturity                              9,872
          Available for Sale at est. market value      26,274
           Federal Funds Sold                           2,375
           Loans                                       49,349
             Less Allowance for loan losses               618
                                                      -------
                                                       48,731
          Premises & Equipment, Net                     2,167
               Intangible Assets                        1,608
               Other Assets                             1,377
                                                      -------

               TOTAL  ASSETS                          $97,798

LIABILITIES & STOCKHOLDERS' EQUITY
- - ----------------------------------

               Deposits:
                 Non interest-bearing demand          $18,028
                 Interest-bearing Demand               26,956
                 Savings                                6,894
                 Time Dep                              34,851
   TOTAL DEPOSITS                                     $86,729
   Federal Funds  Purchased                               225
   Other Liabilities                                      889
   TOTAL LIABILITIES                                  $87,843
STOCKHOLDERS' EQUITY
  Common Stock, par value $1. 2,000,000
   shares authorized: 676,602 shares issued               677
Surplus                                                   909
Retained Earnings                                       8,464
 unrealized gain (loss) on investments                    (95)

Total Equity                                          $ 9,955
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $97,798


                       CONSOLIDATED STATEMENTS OF INCOME
              Three Months Ended March 31, l996 and March 31, l995
                                  (unaudited)
                (Dollars in Thousands, except per share amounts)


Interest Income                               1996        1995
 Interest & fees on loans                  $   1,210    $  1,066
 Interest on Federal Funds Sold                   33          31
 Interest on interest-bearing deposits             4           7
 Interest on taxable securities                  417         350
 Interest on not-taxable securities              118         124
                                            --------    --------
                                           $   1,782    $  1,578

Interest Expense
 Interests on deposits                     $     726    $    597
 Interest on long term borrowing                 -0-          29
 Interest on Federal Funds Purchased               2           4
 Net interest income                       $   1,054    $    948

Provision for loan losses                         23          14
                                            --------    --------
 Net interest income after
   provision for loan losses               $   1,031    $    934
Other Operating Income
 Service Charges on deposit accounts             172         148
 Security Gains                                    5           2
 Other Income                                     78         103
                                            --------    --------
                                                 255         253
Other operating expenses
 Salaries & Other Employee Benefits        $     496   $     457
 Occupancy & Equipment expenses                  121         108
 Other operating expense                         280         327
                                            --------    --------
                                           $     897   $     892

Income before taxes                        $     389   $     295
 Applicable Income Taxes                         120          91

Net Income after Taxes                     $     269   $     204
                                            ========    ========

Per share of common stock based on
average number of shares outstanding
during period
 Net Income                                      .40         .30
Average shares outstanding                   676,602     676,602
Cash dividends per share of common stock         .10         -0-


The accompanying note is an integral part of these consolidated financial statements.

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              Three Months Ended March 31, l996 and March 31, l995
                                  (Unaudited)

                             (Dollars in Thousands)

                                                     1996         1995
                                                     ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                        $   269      $ 204

  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation & amortization                           41         66
   Provision for loan losses                             23         14
   Securities gains                                      (5)        (2)
   (Increase) decrease in interest receivable           144       ( 43)
  Increase in interest payable                            2         17
    Other prepaids, deferrals and accruals, net        (463)       201
                                                     -------   -------
      Total adjustments                                (258)       253
                                                     -------   -------

      Net cash provided by operating activities     $    11    $   457
                                                    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales & maturities of investment
   securities                                       $   (84)   $  4741
  Purchase of investment securities                  (2,100)    (6,603)
  Net decrease in Federal Funds sold                 (1,575)       700
  Net (increase) decrease in bank-owned deposits        -0-        201
  Net increase in loans                                (904)    (3,963)
  Purchase of property & equipment                     (141)       (90)
                                                     -------    -------
      Net cash provided by investing activities     $(4,804)   $(5,014)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits               $ 3,115    $ 4,494
  Net increase (decrease) in Fed Funds purchased       (325)        75
  Repayment of long term debt                           -0-        (72)
  Dividends paid                                        (68)       -0-
                                                     -------    -------
      Net cash used in financing activities         $ 2,722    $ 4,497

  Net increase (decrease) in cash and due from banks (2,071)       (60)
  Cash & due from banks, beginning of period          7,215      5,694
                                                    -------    -------

  Cash & due from banks, end of period              $ 5,144    $ 5,634
                                                    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during period for:
     Interest                                       $   753    $   626

The accompanying note is an integral part of these consolidated financial statements.

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


Note 1.   Basis of Presentation

          The financial information included here is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three month period ended March 31, l996, are not necessarily indicative of the results to be expected for the full year.

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

FINANCIAL CONDITION
- - -------------------

As of March 31, 1996 , the Company experienced an increase of 9.3% in total assets as compared to March 31, 1995. This increase is a result of a 11% increase in deposits. Loan growth was 8.9% for the 12 month period as a result of an effort to increase total loans.

On January 1, 1994, the Company adopted Statement of Financial Account Standard ("SFAS") no. 115, "Accounting for certain investments in debt and equity securities." The Company classified approximately $20 million of its security portfolio as available for sale. In accordance with SFAS No. 115, those securities are being carried at market value which was, with tax effect, approximately $95,000.00 less than amortized cost at March 31, 1996.

LIQUIDITY
- - ---------

As of March 31, 1996, the liquidity ratio was 40.33%. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities. Management believes that this ratio is more than adequate to meet the liquidity needs of the Bank.

CAPITAL
- - -------
Both the leverage capital ratio and the risk-based capital ratio are well above the minimum requirements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                       OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Eufaula BancCorp, Inc.'s total assets increase 9.3% from March of 1995 to March 1996 with total assets outstanding as of month end March 1996 of $97,800,000. Within the assets category investments increased 11.8 to $36,398,000. Net loans increased from $44,751,000 to $48,732,000 and increase of 8.9% and goodwill decreased from $1,686,000 to $1,608,000 a decrease of 4.9%. The decrease in goodwill is a result of the write of the amount paid for First American Bank of Walton County above the book value.

Total deposits increased 11.2% from $78,006,000 to $86,729,000, this comes as a result of growth not only in Eufaula but also in Walton County. Capital is up to $9,955,000 an increase of 9.7% over the $9,071,000 at the end of March 1995. Profits at the holding company level increased to $269,000 or 32% over the first quarter of 1995. Total income of $2,047,000 is up 11.8% over the $1,831,000 for the end of the quarter of 1995. Interest income was up 8.2% to $1,708,000.

Total interest expense was up 15.2% from March of 1995 to $726,000. Salaries and benefits were up 8.5%, real estate expense down 25.0% and other operating expenses up 1.5%. Net income after taxes at $269,000 for March 1996 equates to 32% increase over the $204,000 net profit for March 1995.

Earnings per share of stock at the holding company level are $.40 or 32.0% above the March 1995 figure of $.30 per share. The book value is up from $13.41 to $14.71 and our PE ratio has decreased from 11.45% to 8.28% since last year. Capital continues to be strong at 10.18% and the holding company is in position to do at least as well as last year. If the next three quarter are as good from an earnings perspective we should end up making approximately the same as we did last year.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: April 30, 1996                    EUFAULA BANCCORP, INC.
      ------------------
                                        BY: /s/ Greg Faison
                                            ----------------------------------
                                            Greg Faison, President


                                        BY: /s/ Gloria A. Hagler
                                            ----------------------------------
                                            Gloria A. Hagler, Vice President &
                                              Secretary/Treasurer

                          PART II - OTHER INFORMATION

Item 4. Any matter submitted to the security holders for a vote.

        The following items were brought before the Eufaula BancCorp, Inc. Shareholders at their last meeting held on April 9, 1996, for a vote and were unanimously approved :

        1. Election of Greg Faison, John R. Mills, and Jack Farris, Jr., as directors of the Holding Company for a two year period; and Janis Biggers, Robert M. Dixon, J. J. Jaxon, Jr., and William D. Moorer, Jr., as directors for a three year period.

        2. Authorization of Greg Faison to vote the shares held in Eufaula Bank & Trust Company and First American Bank by Eufaula BancCorp, Inc., at their annual Shareholders' meeting.

        3. Approval of Mauldin & Jenkins, CPA's as accountants for Eufaula BancCorp, Inc.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.

            NONE

        (b) Report on Form 8-K.

            NONE