Form 10QSB
period 1996-06-30
EUFAULA BANCCORP INC
filed 1996-07-26
CIK 836043

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

Mark one
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE CT OF 1934

            For the quarterly period ended  June 30, 1996
                                          ------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

            For the transition period from ___________  to ___________

                      Commission File Number:   33-23062



                            Eufaula BancCorp, Inc.
- ---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware               .                       63-0989868      .
- ------------------------------------               -------------------------
  (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                     Identification No.)


                Post Office Box 1269,   Eufaula, Alabama  36072
                -----------------------------------------------
                    Address of principal executive offices

                                (334) 687-3581
                                --------------
                          (Issuer's Telephone Number)



                                      N/A               .
                      -----------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)


Check whether the issuer (1) filed all reports required to filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes       X    .   No            .
    ------------      ------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of common equity, as of June 30, 1996 ----- 676,602 -----
                                            ---------------------------------

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                                     INDEX

Part I.                                                                          Page No.
Item 1.          Financial Information
                 Consolidated Balance Sheet--June 30, 1996                           3

                 Consolidated Statements of Income-Six months                        4
                 ended June 30, 1996 and 1995

                 Consolidated Statements of Cash Flows;                              5
                 Six Months ended  June 30, 1996 and 1995

                 Note to Consolidated Financial Statements                           6

Item 2.          Management's discretion and analysis of financial
                 condition and results of operations.                              7 & 8

Part II.         Other Information

Item 4.          Any matter submitted to the security holders for vote              10

Item 6.          Exhibits and reports on Form 8-K                                   10

Item  1 - Part 1 - Financial Information

                     EUFAULA BANCCORP, INC. &  SUBSIDIARIES
                           Consolidated Balance Sheet
                                 June 30, l996
                                  (unaudited)
                             (Dollars in Thousands)

ASSETS
- ------

       Cash & Due from Banks                              $  9,196
       Interest bearing deposits in banks                      250
Investment Securities:
       Held to maturity                                      9,944
       Available for Sale at est. market value              26,742
       Federal Funds Sold                                    2,075
       Loans                                                49,169
          Less Allowance for loan losses                       640
                                                           -------
                                                            48,529
     Premises & Equipment, Net                               2,207
              Intangible Assets                              1,588
              Other Assets                                   2,526
                                                           -------

                 TOTAL  ASSETS                          $  103,057

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------

                Deposits:
                   Non interest-bearing demand          $   23,318
                   Interest-bearing Demand                  28,663
                   Savings                                   5,066
                   Time Deposits                            35,312
           TOTAL DEPOSITS                               $   92,359
                                                           -------
           Federal Funds  Purchased                            0
           Other Liabilities                                   875
           TOTAL LIABILITIES                            $   93,234
STOCKHOLDERS' EQUITY
           Common Stock, par value $1   2,000,000
           shares authorized:     676,602 shares issued        677
Surplus                                                        909
Retained Earnings                                            8,673
           unrealized gain (loss) on investments            (  436)

Total Equity                                            $    9,823
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $  103,057

                       CONSOLIDATED STATEMENTS OF INCOME
               Three Months Ended June 30, l996 and June 30, l995
                                  (unaudited)
                (Dollars in Thousands, except per share amounts)

Interest Income                                    1996                        1995
   Interest & fees on loans                      $  2,486                   $  2,281
   Interest on Federal Funds Sold                      70                         47
   Interest on interest-bearing deposits                7                         14
   Interest on taxable securities                     865                        416
   Interest on not-taxable securities                 236                        573
                                                 $  3,664                   $  3,331
                                                 --------                   --------

Interest Expense
   Interests on deposits                         $  1,457                   $  1,277
   Interest on long term borrowing                    -0-                         56
   Interest on Federal Funds Purchased                  4                         13
   Net interest income                           $  2,203                   $  1,985

Provision for loan losses                              45                         34
                                                 --------                   --------
   Net interest income after
       provision for loan losses                 $  2,158                    $  1,951
Other Operating Income
   Service Charges on deposit accounts                339                         302
   Security Gains                                      15                           4
   Other Income                                       155                         191
                                                 --------                    --------
                                                      509                         497
Other operating expenses
   Salaries & Other Employee Benefits            $  1,004                    $    918
   Occupancy & Equipment expenses                     248                         219
   Other operating expense                            602                         605
                                                 --------                    --------
                                                 $  1,854                    $  1,742

Income before taxes                              $    813                    $    706
   Applicable Income Taxes                            267                         229

Net Income after Taxes                           $    546                    $    477
                                                 ========                    ========


Per share of common stock based on
average number of shares outstanding
during period
   Net Income                                         .81                         .70
Average shares outstanding                        676,602                     676,602
Cash dividends per share of common stock              .20                         .17


The accompanying note is an integral part of these consolidated financial statements.

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                Six Months Ended June30, l996 and June 30, l995
                                  (Unaudited)

                             (Dollars in Thousands)

                                                                          1996                       1995
                                                                          ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                          $   546                    $   477

   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation & amortization                                            82                         79
     Provision for loan losses                                              45                         34
     Securities gains                                                      (15)                        (4)
     (Increase) decrease in interest receivable                             35                       (182)
    Increase in interest payable                                             2                         82
     Other prepaids, deferrals and accruals, net                        (1,838)                        56
                                                                        -------                    -------
          Total adjustments                                             (1,689)                        65
                                                                        -------                    -------
          Net cash provided by operating activities                    $(1,143)                   $   542
                                                                        -------                    -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales & maturities of investment
        securities                                                     $ 2,357                    $ 5,400
     Purchase of investment securities                                  (5,071)                    (6,603)
     Net decrease in Federal Funds sold                                 (1,275)                     1,300
     Net (increase) decrease in bank-owned deposits                       -0-                         451
     Net increase in loans                                                (724)                    (8,134)
     Purchase of property & equipment                                     (222)                       (77)
                                                                       ------------------------------------

          Net cash provided by investing activities                    $(4,935)                   $(7,663)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                $ 8,745                    $ 6,350
    Net increase (decrease) in Fed Funds purchased                        (550)                     1,225
    Repayment of long term debt                                           -0-                        (143)
    Dividends paid                                                        (136)                      (115)
                                                                        -------                    -------
          Net cash used in financing activities                         $ 8,059                   $ 7,317

    Net increase (decrease) in cash and due from banks                    1,981                       196
    Cash & due from banks, beginning of period                            7,215                     5,694
                                                                        -------                    -------
    Cash & due from banks, end of period                                $ 9,196                   $ 5,890
                                                                        =======                    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during period for:
              Interest                                                  $  -0-                    $ 1,346

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

            The results of operations for the six month period ended June 30, l996, are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION
- -------------------

As of June 30, 1996, the Company experienced an increase of 10.9% in total assets as compared to June 30, 1995. This increase is a result of a 15.6% increase in deposits. Loans decreased .8% for the 12 month period.

On January 1, 1994, the Company adopted Statement of Financial Account Standard ("SFAS") no. 115, "Accounting for certain investments in debt and equity securities." The Company classified approximately $20 million of its security portfolio as available for sale. In accordance with SFAS No. 115, those securities are being carried at market value which was, with tax effect, approximately $436,000.00 less than amortized cost at June 30, 1996.

LIQUIDITY
- ---------

As of June 30, 1996, the liquidity ratio was 36.12%. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities. Management believes that this ratio is more than adequate to meet the liquidity needs of the Bank.

CAPITAL
- -------
Both the leverage capital ratio and the risk-based capital ratio are well above the minimum requirements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                       OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Eufaula BancCorp, Inc.'s total assets increase 10.9% from June of 1995 to June 1996 with total assets outstanding as of month end June 1996 of $103,057,000. Within the assets category investments increased 15.8% to $36,936,000. Net loans decreased from $48,902,000 to $48,531,000 a decrease of .8% and goodwill decreased from $1,687,000 to $1,588,000 a decrease of 4.7%. The decrease in goodwill is a result of the write down of the amount paid for First American Bank of Walton County above the book value.

Total deposits increased 15.6% from $79,862,000 to $92,358,000, this comes as a result of growth not only in Eufaula but also in Walton County. Capital is up to $9,824,000 an increase of 3.7% over the $9,468,000 at the end of June 1995. Profits at the holding company level increased to $546,000 or 14.5% over the second quarter of 1995. Total income of $4,191,000 is 9.5% over the $3,828,000 for the end of the second quarter of 1995. Interest income was up 7.9% to $3,664,000.

Total interest expense was up 8.3% from June of 1995 to $1,461,000. Salaries and benefits were up 9.1%, real estate expense down 9.5% and other operating expenses up 10.7%. Net income after taxes at $546,000 for June 1996 equates to 14.5% increase over the $477,000 net profit figure for June 1995.

Earnings per share of stock at the holding company level are $.81 or 15.7% above the June 1995 figure of $.70 per share. The book value is up from $13.99 to $14.52 and PE ratio has increased from 9.64% to 11.49% since last year. Capital continues to be strong at 9.53% and the holding company is in position to do at least as well as last year. If the next two quarters are as good from an earnings perspective we should end up making slightly more than we did last year.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:   7-22-96              EUFAULA BANCCORP, INC.
     ------------------

                             BY: /s/ Greg Faison
                                ----------------------
                                Greg Faison, President


                             BY: /s/ Gloria A. Hagler
                                ----------------------
                                Gloria A. Hagler, Vice President &
                                  Secretary/Treasurer

                          PART II - OTHER INFORMATION


Item 4. Any matter submitted to the security holders for a vote.

        The following items were brought before the Eufaula BancCorp, Inc. Shareholders at their last meeting held on April 9, 1996, for a vote and were unanimously approved:

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