Form 10QSB
period 1996-09-30
EUFAULA BANCCORP INC
filed 1996-10-31
CIK 836043

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

Mark one
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the quarterly period ended September 30, 1996
                                         ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from ___________  to ___________

                    Commission File Number:   33-23062


                            Eufaula BancCorp, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Delaware                                      63-0989868
  -------------------------------                      -------------------
  (State or other jurisdiction of                        (IRS Employer
   incorporation or organization)                      Identification No.)


                Post Office Box 1269,   Eufaula, Alabama  36072
                -----------------------------------------------
                    Address of principal executive offices


                                (334) 687-3581
                                --------------
                          (Issuer's Telephone Number)



                                      N/A
                ----------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)


Check whether the issuer (1) filed all reports required to filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No
    ------------     ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes
of common equity, as of common equity, as of   September 30, 1996 ----- 676,602
                                             ----------------------------------

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                                     INDEX

Part I.                                                              Page No.

Item 1.     Financial Information

            Consolidated Balance Sheet--September 30, 1996               3

            Consolidated Statements of Income-Nine months                4
            ended September 30, 1996 and 1995

            Consolidated Statements of Cash Flows;
            Nine Months ended September 30, 1996 and 1995                5

            Note to Consolidated Financial Statements                    6

Item 2.     Management's discretion and analysis of financial
            condition and results of operations.                     7 & 8

Part II.    Other Information

Item 4.     Any matter submitted to the security holders for a vote     10

Item 6.     Exhibits and reports on Form 8-K                            10


Item  1 - Part 1 - Financial Information

                     EUFAULA BANCCORP, INC. &  SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, l996
                                  (unaudited)
                             (Dollars in Thousands)


ASSETS
------

          Cash & Due from Banks                       $  5,116
          Interest bearing deposits in banks               250
  Investment Securities:
          Held to maturity                               9,928
          Available for Sale at est. market value       27,076
           Federal Funds Sold                              900
           Loans                                        50,895
             Less Allowance for loan losses                657
                                                       -------
                                                        50,238
          Premises & Equipment, Net                      2,332
                     Intangible Assets                   1,568
                     Other Assets                        3,167
                                                       -------
                     TOTAL  ASSETS                    $100,575

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

                     Deposits:
                       Non interest-bearing demand    $ 18,506
                       Interest-bearing Demand          26,551
                       Savings                           5,374
                       Time Deposits                    37,116
          TOTAL DEPOSITS                              $ 87,547
                                                       -------
          Federal Funds  Purchased                       1,910
          Other Liabilities                                947
          TOTAL LIABILITIES                           $ 90,404
STOCKHOLDERS' EQUITY
          Common Stock, par value $1 2,000,000
          shares authorized: 676,602 shares issued         677
Surplus                                                    909
Retained Earnings                                        8,920
          unrealized gain (loss) on investments           (335)

Total Equity                                          $ 10,171
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $100,575


                       CONSOLIDATED STATEMENTS OF INCOME
          Nine Months Ended September 30, l996 and September 30, l995
                                  (unaudited)
                (Dollars in Thousands, except per share amounts)

                                              1996      1995
                                             -------   -------
Interest Income
 Interest & fees on loans                   $  3,781  $  3,560
 Interest on Federal Funds Sold                   87        74
 Interest on interest-bearing deposits            10        19
 Interest on taxable securities                1,332     1,112
 Interest on not-taxable securities              356       371
                                             -------   -------
                                            $  5,566  $  5,136

Interest Expense
 Interests on deposits                      $  2,188  $  1,990
 Interest on long term borrowing                 -0-        82
 Interest on Federal Funds Purchased              21        33
  Net interest income                       $  3,357  $  3,031

Provision for loan losses                         68        59
                                             -------   -------
 Net interest income after
   provision for loan losses                $  3,289  $  2,972
Other Operating Income
 Service Charges on deposit accounts             526       471
 Security Gains                                   23         4
 Other Income                                    216       293
                                             -------   -------
                                                 765       768
Other operating expenses
 Salaries & Other Employee Benefits         $  1,492  $  1,406
 Occupancy & Equipment expenses                  375       342
 Other operating expense                         885       873
                                             -------   -------
                                            $  2,752  $  2,621

Income before taxes                         $  1,302  $  1,119
 Applicable Income Taxes                         441       367

Net Income after Taxes                      $    861  $    752
                                             =======   =======

Per share of common stock based on
average number of shares outstanding
during period
 Net Income                                     1.27      1.11
Average shares outstanding                   676,602   676,602
Cash dividends per share of common stock         .30       .17


The accompanying note is an integral part of these consolidated financial statements.

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
          Nine Months Ended September 30, l996 and September 30, l995
                                  (Unaudited)

                             (Dollars in Thousands)

                                                       1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                            $   861    $   752

 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation & amortization                             123        118
   Provision for loan losses                                68         40
   Securities gains                                        (23)        (4)
   (Increase) decrease in interest receivable             (102)       203
   Increase in interest payable                             39         87
   Other prepaids, deferrals and accruals, net           (2186)       218
                                                        ------     ------

    Total adjustments                                    (2081)       662
                                                        ------     ------

    Net cash provided by operating activities          $ (1220)   $  1414
                                                        ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales & maturities of investment
  securities                                           $ 4,937    $ 4,588
 Purchase of investment securities                      (7,961)    (7,022)
 Net decrease in Federal Funds sold                       (100)     1,025
 Net (increase) decrease in bank-owned deposits            -0-        451
 Net increase in loans                                  (2,456)    (7,909)
 Purchase of property & equipment                         (388)       (79)
                                                        ------     ------

    Net cash provided by investing activities          $(5,968)   $(8,946)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                   $ 3,933    $10,100
 Net increase (decrease) in Fed Funds purchased          1,360        200
 Repayment of long term debt                               -0-       (215)
 Dividends paid                                           (204)      (115)
                                                        ------     ------
    Net cash used in financing activities              $ 5,089    $ 9,970

 Net increase (decrease) in cash and due from banks      2,099      2,438
 Cash & due from banks, beginning of period              7,215      5,694
                                                        ------     ------

 Cash & due from banks, end of period                  $ 5,116    $ 8,132
                                                        ======     ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during period for:
    Interest                                           $ 2,209    $ 2,072

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

          The results of operations for the nine month period ended September 30, l996, are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION
-------------------

As of September 30, 1996 , the Company experienced an increase of 5% in total assets as compared to September 30, 1995. This increase is a result of a 4.7% increase in deposits. Loans growth was 3.2% for the 12 month period as a result of an effort to increase total loans.

On January 1, 1994, the Company adopted Statement of Financial Account Standard ("SFAS") No. 115, "Accounting for certain investments in debt and equity securities." The Company classified approximately $20 million of its security portfolio as available for sale. In accordance with SFAS No. 115, those securities are being carried at market value which was, with tax effect, approximately $335,000.00 less than amortized cost at September 30, 1996.

LIQUIDITY
---------

As of September 30, 1996, the liquidity ratio was 35.38 %. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities. Management believes that this ratio is more than adequate to meet the liquidity needs of the Bank.

CAPITAL
-------
Both the leverage capital ratio and the risk-based capital ratio are well above the minimum requirements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                       OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Eufaula BancCorp, Inc.'s total assets increase 5% from September of 1995 to September 1996 with total assets outstanding as of month end September 1996 of $100,575,000. Within the assets category investments increased 14.3% to $37,257,000. Net loans increased from $48,671,000 to $50,237,000 an increase of 3.2% and goodwill decreased from $1,647,000 to $1,568,000 a decrease of 5%.
The decrease in goodwill is a result of the write down of the amount paid for First American Bank of Walton County above the book value.

Total deposits increased 4.7% from $83,612,000 to $87,546,000, this comes as a result of growth not only in Eufaula but also in Walton County. Capital is up to $10,172,000 an increase of 5.7% over the $9,618,000 at the end of September 1995. Profits at the holding company level increased to $861,000 or 14.5% over the third quarter of 1995. Total income of $6,356,000 is 7.6% over the $5,904,000 for the end of the third quarter of 1995. Interest income was up 6.3% to $5,460,000.

Total interest expense was up 4.5% from September of 1995 to $2,201,000. Salaries and benefits were up 5.9%, real estate expense down 9.6% and other operating expenses up 12%. Net income after taxes at $861,000 for September 1996 equates to 14.5% increase over the $752,000 net profit figure for September 1995.

Earnings per share of stock at the holding company level are $1.27 or 14.4% above the September 1995 figure of $1.11 per share. The book value is up from $14.22 to $15.03 and PE ratio has increased from 8.78% to 11.76% since last year. Capital continues to be strong at 10.12% and the holding company is in position to do at least as well as last year. If the next quarter is as good from an earnings perspective we should end up making slightly more than we did last year.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  10-28-96               EUFAULA BANCCORP, INC.
     __________________

                              BY: /s/ Greg Faison
                                  _______________________
                                  Greg Faison, President


                              BY: /s/ Gloria A. Hagler
                                  __________________________________
                                  Gloria A. Hagler, Vice President &
                                    Secretary/Treasurer

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