Form 10KSB
period 1996-12-31
EUFAULA BANCCORP INC
filed 1997-03-31
CIK 836043

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                    to

               Commission file number:  33-23062

                EUFAULA BANCCORP, INC. (A DELAWARE CORPORATION)
               I.R.S. EMPLOYER IDENTIFICATION NUMBER 63-0989868
                 218-220 BROAD STREET, EUFAULA, ALABAMA 36027
                       TELEPHONE NUMBER: (334) 687-3581

          Securities registered pursuant to Section 12(b) of the Act

                                     None

          Securities registered pursuant to Section 12(g) of the Act

                                     None

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---  ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's total revenues for the fiscal year ended December 31, 1996 were $8,429,923.

As of March 1, 1997, registrant had outstanding 1,353,204 shares of common stock, $1 par value per share, which is registrant's only class of common stock. The aggregate market value of the voting stock held by nonaffiliates of the gregistrant was approximately $14,126,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                    PART I.

Item 1. Business of the Company and Subsidiary Banks

      Eufaula BancCorp, Inc. ("Eufaula BancCorp" or the "Company") is a two-bank holding company incorporated in 1988 in Delaware and headquartered in Eufaula, Alabama. The Company has two subsidiary banks, Eufaula Bank and Trust Company ("Eufaula Bank"), located in Eufaula, Alabama, and First American Bank of Walton County ("American Bank"), located in Santa Rosa Beach, Florida. The Company does not engage in any substantial business other than the normal banking services conducted by its two wholly-owned bank subsidiaries, which are sometimes hereinafter collectively referred to as the "Banks".

Eufaula Bank

      Eufaula Bank was incorporated as an Alabama Banking corporation in 1926 for the purpose of conducting a commercial banking business in Eufaula, Alabama. The Bank operates a full service commercial banking business in Barbour County, its primary market area, providing such banking services as receipt of deposits, personal and commercial loans, real estate mortgages, personal and commercial checking, and other time deposits and related services.

      Eufaula is the largest city in Barbour County with a population of approximately 15,000 persons. Barbour County has a population of approximately 26,000 persons. Eufaula Bank and another commercial bank are approximately the same size and are considered the largest banks in Barbour County.

American Bank

      American Bank was incorporated as a Florida corporation in 1987 for the purpose of conducting a commercial banking business in South Walton County, Florida. On September 1, 1991, the Company acquired American Bank. The Bank operates as a full service commercial bank providing financial services in its primary market area of South Walton County.

      South Walton County has a population of approximately 5,000 persons. American Bank is one of five banks operating in the South Walton area.

Properties

      The Company's office and the main banking office of Eufaula Bank is located at 218-220 E. Broad Street, Eufaula, Alabama. Eufaula Bank leases a portion of the real estate upon which the building is situated. Eufaula Bank also operates a branch office in Eufaula at 1121 South Eufaula Avenue. The land on which the branch office is situated is leased.

      American Bank operates its office at the corner of Mack Bayou Road and U.
S. Highway 98, Santa Rosa Beach, Florida in South Walton County. The Bank's premises are owned by the Bank.

                                   Employees

      At December 31, 1996, Eufaula BancCorp and its subsidiaries employed 53 full-time employees and 6 part-time employees. Eufaula BancCorp considers its relationship with its employees to be excellent.

      The Company provides a nonqualified Employee Stock Purchase Plan, including employees of both subsidiary banks. The primary purpose is to enable employees to participate in the ownership of the Company. Also, each subsidiary bank has a noncontributory profit-sharing plan covering all employees subject to certain minimum age and service requirements.

        CERTAIN REGULATORY CONSIDERATIONS RELATING TO EUFAULA BANCCORP

General

        As a bank holding company, Eufaula BancCorp is subject to the regulation and supervision of the Federal Reserve Board (the "FRB") and the State of Alabama Department of Banking (the "ADB"). The Subsidiary Banks are subject to supervision and examination by applicable state and Federal banking agencies, including the FRB, the Federal Deposit Insurance Corporation (the "FDIC"), the ADB and the State of Florida Department of Banking (the "FDB"). The Subsidiary Banks are also subject to various requirements and restrictions under Federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Subsidiary Banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

        The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the FRB before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the FRB, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the FRB has determined by regulation or order to be closely related to banking are: (i) making or servicing loans and certain types of leases; (ii) performing certain data processing services; (iii) acting as fiduciary or investment or financial advisor; (iv) providing discount brokerage services; (v) underwriting bank eligible securities; (vi) underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and
(vii) making investments in corporations or projects designed primarily to promote community welfare.

        In addition, the ADB requires information with respect to the financial condition, operations, management and intercompany relationships of Eufaula BancCorp and the Subsidiary Banks and related matters. The ADB may also require such other information as is necessary to keep itself informed as to whether the provisions of Alabama law and the regulations and orders issued thereunder by the ADB have been complied with, and the ADB may examine Eufaula BancCorp. Eufaula BancCorp is an "affiliate" of the Subsidiary Banks under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Subsidiary Banks to Eufaula BancCorp; (ii) investments in the stock or securities of Eufaula BancCorp by the Subsidiary Banks; (iii) the Subsidiary Bank's taking the stock or securities of an "affiliate" as collateral for loans by the Subsidiary Banks to a borrower; and (iv) the purchase of assets from Eufaula BancCorp by the Subsidiary Banks. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Payment of Dividends and Other Restrictions

        Eufaula BancCorp is a legal entity separate and distinct from its subsidiaries. There are various legal and regulatory limitations under Federal and state law on the extent to which Eufuala BancCorp's subsidiaries can pay dividends or otherwise supply funds to Eufaula BancCorp.

        The principal source of Eufaula BancCorp's cash revenues is dividends from its subsidiaries and there are certain limitations under Federal and state laws on the payment of dividends by such subsidiaries. The prior approval of the FRB or the applicable state commissioner, as the case may be, is required if the total of all dividends declared by any state member bank of the Federal Reserve System in any calendar year exceeds the Bank's net income (as defined) for that year combined with its retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The relevant Federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include Eufaula BancCorp and the Subsidiary Banks, from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute such an unsafe or unsound practice.

      Eufaula Bank is subject to supervision and regular examination by the ADB. Under the Alabama Banking Code, a state bank may not declare or pay a dividend in excess of 90% of the net earnings of such bank until the surplus of the bank is equal to at least 20% of its capital, and thereafter the prior written approval of the Superintendent of Banks is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net earnings for that year combined with its retained net earnings for the preceding two years less any required transfers to surplus. No dividends, withdrawals or transfers may be made from the bank's surplus without prior written approval of the Superintendent of Banks.

      American Bank is subject to supervision and regulation by the State of Florida Department of Banking ("Florida Department"). Under the Florida
Banking Code, a state bank may, after making certain chargeoffs, declare a dividend in an amount not to exceed its aggregate net profits of the period combined with its retained net profits of the preceding two years and, with the approval of the Florida Department, may declare a dividend from retained net profits which accrued prior to the preceding two years, provided that the bank carries 20% of its net profits for such preceding period to its surplus fund, until the same shall at least equal the amount of its common and preferred stock then issued and outstanding.

        Retained earnings of the Banks available for payment of cash dividends under all applicable regulations without obtaining governmental approval were approximately $1.89 million as of December 31, 1996.

        In addition, the Banks are subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, Eufaula BancCorp. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

Capital Adequacy

        The FRB has adopted risk-based capital guidelines for bank holding companies. The minimum ratio of total capital ("Total Capital") to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital is to be composed of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of perpetual preferred stock, less goodwill ("Tier I Capital"). The remainder may consist of subordinated debt, other preferred stock and a limited amount of loan loss reserves.

        In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines for a minimum ratio of Tier I Capital to total assets, less goodwill (the "Leverage Ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the FRB has indicated that it will consider a "tangible Tier I capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

        Effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a Bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with less amounts of capital.

        The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (i) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (ii) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%; (iii) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (iv) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (v) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital.

        The downgrading of an institution's category is automatic in two situations: (i) whenever an otherwise well-capitalized institution is subject to any written capital order or directive; and (ii) where an undercapitalized institution fails to submit or implement a capital restoration plan or has its plan disapproved. The Federal banking agencies may treat institutions in the well-capitalized, adequately capitalized and undercapitalized categories as if they were in the next lower level based on safety and soundness considerations relating to factors other than capital levels.

        All insured institutions regardless of their level of capitalization are prohibited by the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Act") from paying any dividend or making any other kind of capital distribution or paying any management fee to any controlling person if following the payment or distribution the institution would be undercapitalized. While the prompt corrective action provisions of the FDIC Act contain no requirements or restrictions aimed specifically at adequately capitalized institutions, other provisions of the FDIC Act and the agencies' regulations relating to deposit insurance assessments, brokered deposits and interbank liabilities treat adequately capitalized institutions less favorably than those that are well-capitalized.

        Under the FDIC's regulations, all of the Subsidiary Banks are "well capitalized" institutions.

Support of Subsidiary Banks

        Under the FRB policy, Eufaula BancCorp is expected to act as a source of financial strength to, and to commit resources to support, each of the Subsidiary Banks. This support may be required at times when, absent such FRB policy, Eufaula BancCorp may not be inclined to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a Federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

        As a result of the enactment of Section 206 of the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") on August 9, 1989, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default", which is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulator assistance.

FDIC Insurance Assessments

        The Subsidiary Banks are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). Since 1989, the annual FDIC deposit insurance assessments increased from $.083 per $100 of deposits to a minimum level of $.23 per $100, an increase of 177 percent. The FDIC implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories, from $.23 per $100 of deposits for the healthiest banks (those with the highest capital, best management and best overall condition) to as much as $.31 per $100 of deposits for the less-healthy institutions, for an average $.259 per $100 of deposits.

        On August 8, 1995, the FDIC lowered the BIF premium for "healthy" banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On November 14, 1995, the FDIC again lowered the BIF premium for "healthy" banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). As a result, each of the Subsidiary Banks pay only the legally required annual minimum payment for insurance as of January 1997.

Recent Legislative and Regulatory Action

        On April 19,1995, the four Federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulations contains three evaluation tests:
(i) a lending test which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals; (ii) a services test which will evaluate the provisions of services that promote the availability of credit to low- and moderate-income areas; and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures were scheduled to begin for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. Until the regulators release guidelines for examiners that interpret the rules, it is unclear what effect, if any, these regulations will have on Eufaula BancCorp and the Subsidiary Banks. Congress and various Federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

        On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (i) evidence of discrimination, when a lender blatantly discriminates on a prohibited basis;
(ii) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person; and (iii) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

        On September 23, 1994, President Clinton signed the Reigle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act"). The Regulatory Improvement Act contains funding for community development projects through banks and community development financial institutions and also numerous regulatory relief provisions designed to eliminate certain duplicative regulations and paperwork requirements. On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amended Federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and to permit any interstate bank holding company to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States have the authority to authorize interstate branching prior to June 1, 1997, or, alternatively, to opt out of interstate branching prior to that date.

State Regulations

      The geographical areas in which a bank holding company may engage in business through bank subsidiaries are a function of the relationship between the banking laws of the state in which the bank holding company maintains its principal place of business and the Holding Company Act. Subject to certain exceptions and in all cases prior regulatory approval, a banking holding company maintaining its principal place of business in the State of Alabama may engage in statewide banking by (i) establishing de novo banks or acquiring existing banks in other counties in the State of Alabama, (ii) causing one or more of its banking subsidiaries to merge across county lines, or (iii) causing its banking subsidiaries to establish branches in one or more counties.

Monetary Policy

        The earnings of Eufaula BancCorp are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies.

        The FRB has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve Bank include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The FRB also conducts open market transactions in United States government securities.

Future Requirements

        Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structure, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any proposed statute or regulation will be adopted or the extent to which the business of Eufaula BancCorp or any of the Subsidiary Banks may be affected by such statute or regulation.

Item 2. Properties

      The principal properties of the Company consist of the properties of the Banks. For a description of the properties of the Banks, See "Item 1 - Business of the Company and Subsidiary Banks - Properties" included elsewhere in this Report.

Item 3. Legal Proceedings

      Neither the Company nor any of its subsidiary banks is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than the ordinarily routine proceedings incidental to the business of the Banks, nor to the knowledge of the management of the Company are any such proceedings contemplated or threatened against it or its subsidiaries.

Item 4. Submission of Matters to a Vote of Shareholders

      At a called meeting of shareholders held on December 10, 1996, the following items were unanimously approved by the shareholders:

      (1)    The following directors were elected for the terms indicated:

                          Director                               Term
             -----------------------------------        -----------------------

                   Greg Faison                                One year
                   Michael C. Dixon                           Two years
                   Robert M. Dixon                            Two years
                   James J. Jaxon, Jr.                        Two years
                   Janis R. Biggers                           Three years
                   Thomas Harris                              Three years
                   Frank McRight                              Three years

      (2) Declaration of a two-for-one stock split on its outstanding shares of common stock, $1 par value, payable on December 20, 1996 to stockholders of record on December 13, 1996, and that this transaction be reflected on the Company's balance sheet as an increase of $676,602 to reflect the issuance of 676,602 shares of stock with a corresponding decrease of $676,602 in capital surplus.

      (3) A resolution to amend the Certificate of Incorporation of Eufaula BancCorp to increase the number of shares of authorized common stock from two million shares of common stock, $1 par value, to five million shares of common stock, $1 par value.

      (4) A resolution to amend the stock option plan of 1994 to provide that members of the Board of Directors of the corporation are eligible to be granted stock options pursuant to the terms of said stock option plan together with selected key employees or others to be named pursuant to said plan, with the allocation of such stock options to be in such amount and pursuant to such terms as Board of Directors, in their sole and unlimited discretion, shall deem necessary or proper for the purpose of effectuating and carrying out the intent and purposes of the resolution.

                                    PART II


Item 5. Market for the Registrant's Common Stock and Related
        Security Holder Matters

        (a) In June 1996, the Company's common stock was approved for listing on the Nasdaq National Market System ("Nasdaq - NMS") under the symbol EUFA.

             Prior to the listing, quotations for the common stock were not reported on any market, and there was no established public trading market for the common stock.

             The following table sets forth: (a) the high and low bid prices for the common stock as quoted on Nasdaq-NMS during the periods since the common stock was listed; and (b) the amount of quarterly dividends declared on the common stock during the periods indicated.

                                                                       Cash

            Calendar Period              Bid Prices                  Dividends
                                  ------------------------
                 1996                Low            High             Declared
            ----------------      ---------      ---------         ------------
             Second quarter       $   9-1/4      $      10         $    0.05
             Third quarter           10-1/2         11-1/2              0.05
             Fourth quarter              12         13-1/2              0.05

        (b) As of March 1, 1997, there were approximately 306 holders of record of the Common Stock.

        (c) The Company paid an annual dividend on its Common Stock of $.20 and $.18 per share for fiscal years 1996 and 1995, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The Company's principal asset is its ownership of the Banks. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Banks. The Banks conduct a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Banks' profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Banks' interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximates or exceeds interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the Banks' profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of loan and other fees and income from the sale of investment securities. Noninterest expenses consist of compensation and benefits, occupancy-related expenses, deposit insurance premiums paid to the FDIC and other operating expenses.

Results of Operations For Years Ended December 31, 1996 and 1995

      The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

      The primary component of consolidated earnings is net interest income, or the difference between interest income on interest-earning assets and interest paid on interest-bearing liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest-earning assets consist of loans, investment securities and Federal funds sold. Interest-bearing liabilities consist of deposits and other short-term borrowings. A portion of interest income is earned on tax-exempt investments, such as state and municipal bonds. In an effort to state this tax-exempt income and its resultant yield on a basis comparable to all other taxable investments, an adjustment is made to analyze this income on a taxable-equivalent basis.

      The Company's net interest margin decreased 11 basis points or 2.00% to 5.39% in 1996 as compared to 5.50% in 1995. The yield on average interest-earning assets decreased to 8.76% in 1996 as compared to 9.00% in 1995. The interest rate paid on average interest-bearing liabilities decreased to 4.31% in 1996 as compared to 4.45% in 1995. Net interest income on a taxable-equivalent basis was $4,801,000 in 1996 as compared to $4,491,000 in 1995, representing an increase of $310,000 or 6.90%. The increase resulted from an increase of $327,000 generated on increased volume and a reduction of $17,000 due to a decrease in average yield.

      Average interest-earning assets increased $7,316,000 to $89,037,000 in 1996 from $81,721,000 in 1995, an increase of 8.95%. Average loans increased $2,892,000; average investments increased $4,347,000; and average Federal funds sold increased $77,000. The increase in average interest-earning assets was funded by an increase of $7,826,000, or 9.90%, in average deposits to $86,856,000 in 1996 from $79,030,000 in 1995. Approximately 21% of the average deposits were noninterest-bearing deposits in 1996 and 1995.

      The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

      The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $81,000 in 1996 and $86,000 in 1995, representing a decrease of 5.81% in the provision. The decrease in the provision was attributed to a decrease of 73.91% in net loan charge-offs to average loans outstanding and was based upon management's evaluation of the loan portfolios and the potential loan risk associated with certain loans. Net loan charge-offs amounted to approximately $30,000 in 1996 as compared to net loan charge-offs of approximately $107,000 in 1995. The allowance for loan losses as a percentage of total loans outstanding amounted to 1.26% at December 31, 1996 as compared to 1.25% at December 31, 1995.

      The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowances adequate to cover potential losses in the loan portfolio.

      Noninterest income increased $86,000 to $874,000 in 1996 from $788,000 in 1995 due primarily to an increase of $62,000 in service charges on deposit accounts. Net gains on sales of investment securities also increased $21,000.

      Noninterest expense increased $198,000 to $3,551,000 in 1996 from $3,353,000 in 1995, due primarily to an increase in salaries and employee benefits of $137,000. The increase in salaries and employee benefits was attributable to a normal increase in salaries and related benefits for employees.

      Average total assets increased 7.60% to $99,145,000 in 1996 as compared to $92,139,000 in 1995. Average interest-earning assets increased 8.95% in 1996 over 1995. Loan demand was slightly weaker in 1996 than in 1995 as evidenced by a loan to deposit ratio of 58% in 1996 as compared to 60% in 1995. As a result, average investment securities increased 13.44% in 1996 over 1995 as compared to an increase of only 3.38% in 1995 over 1994. Average Federal funds sold increased $77,000 to $2,059,000 in 1996 from $1,982,000 in 1995.

Liquidity and Capital Resources

      Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company and the Banks to meet those needs. The Company and the Banks seek to meet liquidity requirements primarily through management of short-term investments (principally Federal funds sold) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. Also, the Banks maintain relationships with correspondent banks which could provide funds on short notice, if needed.

      The liquidity and capital resources of the Company and the Banks are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratio at December 31, 1996 was considered satisfactory. At that date, the Banks' short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company and the Banks were aware of no events or trends likely to result in a material change in their liquidity. During 1996, the Company increased its capital by retaining earnings of $958,000 after payment of dividends. After recording a reduction in capital of $191,000 for unrealized losses on securities, net of taxes, total capital increased $767,000 to $10,715,000 from $9,948,000 at December 31, 1995.

      At December 31, 1996, the Company had binding commitments for capital expenditures of $420,000 related to a new branch location of American Bank. The Company plans to raise approximately $6,000,000 in 1997 through a public stock offering. The proceeds raised will be used for a potential bank acquisition.

      In accordance with risk capital guidelines issued by the Federal Reserve Board, Eufaula BancCorp is required to maintain a minimum standard of total capital to weighted risk assets of 8%. Additionally, all member banks must maintain "core" or "Tier 1" capital of at least 4% of total assets ("leverage ratio"). Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, and well managed on- and off-balance sheet activities; and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 100 to 200 basis points.

      The following table summarizes the regulatory capital levels of the Company at December 31, 1996.


                                        Actual                         Required                        Excess
                               ----------------------          ----------------------         ----------------------
                                 Amount       Percent           Amount        Percent          Amount        Percent
                               ----------    --------          --------      --------         --------      --------
                                                                       (Dollars in Thousands)
                               -------------------------------------------------------------------------------------
   Leverage capital            $ 9,259         9.42%           $ 3,995        4.00%           $ 5,264        5.42%
   Risk-based capital:
     Core capital                9,259        15.54              2,383        4.00              6,876       11.54
     Total capital               9,887        16.60              4,766        8.00              5,121        8.60


      Each Bank also met its individual regulatory capital requirements at December 31, 1996.

Average Balances and Net Income Analysis

      The following table sets forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate.

                                                                        Year Ended December 31,
                                           -------------------------------------------------------------------------------------
                                                           1996                                          1995
                                           ----------------------------------------  -------------------------------------------
                                                                         (Dollars in Thousands)
                                           -------------------------------------------------------------------------------------
                                                         Interest        Average                      Interest        Average
                                            Average       Income/         Yield/         Average       Income/         Yield/
                                            Balance       Expense        Rate Paid       Balance       Expense        Rate Paid
                                           ---------     ----------      ----------     ----------    ----------      ----------
ASSETS
  Interest-earning assets:
    Loans, net of unearned interest        $   50,298    $    5,175       10.29  %      $   47,406    $    4,971       10.49  %
    Investment securities:
      Taxable                                  28,218         1,802        6.39             23,734         1,519        6.40
      Tax exempt                                8,462           718        8.48              8,599           752        8.75
    Federal funds sold                          2,059           105        5.10              1,982           112        5.65
                                           ----------    ----------                     ----------    ----------
        Total interest-earning assets          89,037         7,800        8.76             81,721         7,354        9.00
                                           ----------    ----------                     ----------    ----------
  Noninterest-earning assets:
    Cash                                        4,906                                        5,148
    Allowance for loan losses                    (637)                                        (610)
    Unrealized loss on available
      for sale securities                        (247)                                        (130)
    Other assets                                6,086                                        6,010
                                           ----------                                   ----------
        Total noninterest-earning assets       10,108                                       10,418
                                           ----------                                   ----------

        Total assets                       $   99,145                                   $   92,139
                                           ==========                                   ==========


                                                                              Year Ended December 31,
                                              --------------------------------------------------------------------------------------

                                                                 1996                                         1995
                                              -----------------------------------------    -----------------------------------------

                                                                              (Dollars in Thousands)
                                              --------------------------------------------------------------------------------------

                                                              Interest        Average                      Interest        Average
                                                Average        Income/        Yield/         Average       Income/         Yield/
                                                Balance        Expense       Rate Paid       Balance       Expense        Rate Paid
                                              ------------   -----------     ---------     ------------  ------------    -----------

LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Interest-bearing liabilities:
    Savings and interest-bearing
      demand deposits                         $     32,620   $     1,047        3.21%      $     32,002  $      1,096        3.42%
    Time deposits                                   36,045         1,903        5.28             30,166         1,625        5.39
    Other borrowings                                   872            49        5.62              2,105           142        6.75
                                              ------------   -----------                   ------------  ------------
      Total interest-bearing liabilities            69,537         2,999        4.31             64,273         2,863        4.45
                                              ------------   -----------                   ------------  ------------

  Noninterest-bearing liabilities
    and stockholders' equity:
    Demand deposits                                 18,191                                       16,862
    Other liabilities                                1,086                                        1,749
    Stockholders' equity                            10,331                                        9,255
                                              ------------                                 ------------
      Total noninterest-bearing
        liabilities and stockholders'
        equity                                      29,608                                       27,866
                                              ------------                                 ------------

Total liabilities and stockholders'
  equity                                      $     99,145                                 $     92,139
                                              ============                                 ============
Interest rate spread                                                            4.45%                                        4.55%
                                                                             ========                                    =========
Net interest income                                          $     4,801                                 $      4,491
                                                             ===========                                 ============
Net interest margin                                                             5.39%                                        5.50%
                                                                             ========                                    =========

Rate and Volume Analysis

      The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume. Federally tax-exempt interest is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.


                                                                       Year Ended December 31,
                                      -----------------------------------------------------------------------------------------
                                                     1996 vs. 1995                                 1995 vs. 1994
                                      -------------------------------------------   -------------------------------------------
                                                                        (Dollars in Thousands)
                                      -----------------------------------------------------------------------------------------
                                        Increase            Changes Due To            Increase            Changes Due To
                                                     ----------------------------                  ----------------------------
                                       (Decrease)          Rate          Volume      (Decrease)          Rate          Volume
                                      -------------  ------------   -------------   -------------  -------------   ------------
Increase (decrease) in:
  Income from earning assets:
    Interest and fees on loans        $         204  $        (99)  $         303   $       1,065  $         584   $        481
    Interest on securities:
      Taxable                                   283            (4)            287             177            118             59
      Tax-exempt                                (34)          (22)            (12)             10              5              5
    Interest on Federal funds                    (7)          (11)              4              12             28            (16)
                                      -------------  ------------   -------------   -------------  -------------   ------------
           Total interest income                446          (136)            582           1,264            735            529
                                      -------------  ------------   -------------   -------------  -------------   ------------

Expense from interest-bearing liabilities:
  Interest on savings and interest-
    bearing demand deposits                     (49)          (70)             21              98             97              1
  Interest on time deposits                     278           (39)            317             625            459            166
  Interest on other borrowings                  (93)          (10)            (83)              5             (4)             9
                                      -------------  ------------   -------------   -------------  -------------   ------------
           Total interest expense               136          (119)            255             728            552            176
                                      -------------  ------------   -------------   -------------  -------------   ------------

           Net interest income        $         310  $        (17)  $         327   $         536  $         183   $        353
                                      =============  ============   =============   =============  =============   ============

Noninterest Income

      Following is a comparison of noninterest income for 1996 and 1995.

                                                                                                 1996                 1995
                                                                                          ----------------     ----------------
           Service charges on deposit accounts                                            $        745,546     $        683,704
           Insurance commissions                                                                     9,030               23,018
           Securities transactions, net                                                             27,470                5,567
           Other                                                                                    91,728               76,087
                                                                                          ----------------     ----------------
                                                                                          $        873,774     $        788,376
                                                                                          ================     ================

Noninterest Expense

      Following is a comparison of noninterest expense for 1996 and 1995.

                                                                                          1996                    1995
                                                                                   -----------------      -----------------
           Salaries and employee benefits                                          $       2,019,949      $       1,882,907
           Equipment and occupancy expense                                                   421,244                426,531
           Amortization of intangibles                                                        78,745                 78,746
           Accounting and legal                                                               93,714                124,142
           State and FDIC assessments                                                         20,143                100,620
           Other expenses                                                                    917,285                739,674
                                                                                   -----------------      -----------------
                                                                                   $       3,551,080      $       3,352,620
                                                                                   =================      =================

Asset/Liability Management

      A principal objective of the Company's asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. At Eufaula Bank, this strategy is overseen in part through the direction of the Investment Committee which establishes policies and monitors results to control interest rate sensitivity. At American Bank, the strategy is overseen by the Board of Directors with the direction and strategy being directed principally by the President of the Bank.

      As part of the Banks' interest rate risk management policy, the Investment Committee or Board examines the extent to which its assets and liabilities are "interest rate-sensitive" and monitors its interest rate-sensitivity "gap". An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

      A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the Investment Committee or Board also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features ((generally referred to as "interest rate caps") which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

      As of December 31, 1996, the Company's cumulative one-year interest rate sensitivity gap ratio was 58%. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate faster than the Company's interest-earning assets. However, management believes that the type and amount of the Company's interest rate-sensitive liabilities (a significant portion of which are composed of money market, NOW and savings accounts whose yields, to a certain extent, are subject to the discretion of management) may reduce the potential impact that a rise in interest rates might have on the Company's net interest income.

      The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1996, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks' customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.



                                                                                    At December 31, 1996
                                                        ----------------------------------------------------------------------------
                                                                                Maturing or Repricing Within
                                                        ----------------------------------------------------------------------------
                                                           Zero to          Three          One to          Over
                                                           Three           Months to        Five           Five
                                                           Months          One Year         Years          Years           Total
                                                         -----------     -------------    ---------      ---------     -------------
                                                                                   (Dollars in Thousands)
                                                         ---------------------------------------------------------------------------

Earning assets:
  Interest-bearing deposits                              $      750      $       -      $       -      $       -      $      750
  Federal funds sold                                          1,375              -              -              -            1,375
  Investment securities                                         416           3,504          6,603         26,373          36,896
  Loans                                                      23,747           9,457         16,790          2,174          52,168
                                                         ----------      ----------     ----------     ----------      ----------
                                                             26,288          12,961         23,393         28,547          91,189
                                                         ----------      ----------     ----------     ----------      ----------
Interest-bearing liabilities:
  Interest-bearing demand deposits                           26,412              -              -              -           26,412
  Savings                                                     5,530              -              -              -            5,530
  Certificates less than $100,000                            11,843           8,771          5,265             -           25,879
  Certificates, $100,000 and over                             5,278           7,615            800             -           13,693
  Federal funds purchased and securities
    sold under agreements to repurchase                       2,675              -              -              -            2,675
                                                         ----------      ----------     ----------     ----------      ----------
                                                             51,738          16,386          6,065                         74,189
                                                         ----------      ----------     ----------     ----------      ----------
Interest rate sensitivity gap                            $  (25,450)     $   (3,425)    $   17,328     $   28,547     $    17,000
                                                         ==========      ==========     ==========      ========      ==========

Cumulative interest rate sensitivity gap                 $  (25,450)     $  (28,875)    $  (11,547)   $    17,000
                                                         ==========      ==========     ==========    ===========

Interest rate sensitivity gap ratio                            0.51            0.79           3.86            N/A
                                                         ==========      ==========       ========       ========

Cumulative interest rate sensitivity gap ratio                 0.51            0.58           0.84           1.23
                                                         ==========      ==========       ========       ========


Maturities and Sensitivity of Loans to Changes in Interest Rates

     The Company's loan portfolio, as of December 31, 1996, was made up primarily of short-term fixed rate loans or variable rate loans. The average contractual life on instalment loans is approximately three years, while mortgages are generally variable over one-to five-year periods. Total loans as of December 31, 1996 are shown in the following table according to maturity classifications: (i) one year or less, (ii) after one year through five years, and (iii) after five years.


                                                                                                              December 31,
                                                                                                                 1996
                                                                                                             (Dollars in
                                                                                                              Thousands)
                                                                                                          ----------------
  Maturity:
    One year or less                                                                                       $        33,204
    After one year through five years                                                                               16,790
    After five years                                                                                                 2,174
                                                                                                           ---------------
                                                                                                           $        52,168
                                                                                                           ===============

     The following table summarizes loans at December 31, 1996 with the due dates after one year which (i) have predetermined interest rates and (ii) have floating or adjustable interest rates.



                                                                                                             December 31,
                                                                                                                 1996
                                                                                                              (Dollars in
                                                                                                              Thousands)
                                                                                                            -------------
         Predetermined interest rates                                                                       $      18,964
         Floating or adjustable interest rates                                                                         -
                                                                                                            -------------
                                                                                                            $      18,964
                                                                                                            =============


Loan Portfolio

     The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.



                                                                                                       December 31,
                                                                                               ----------------------------
                                                                                                   1996            1995
                                                                                               ------------    ------------
                                                                                                  (Dollars in Thousands)
                                                                                               -----------------------------
       Commercial, financial and agricultural                                                  $   11,276      $     9,255
       Real estate - construction                                                                   2,896            5,311
       Real estate - mortgage                                                                      27,692           23,814
       Consumer instalment loans                                                                   10,468           10,045
       Other                                                                                           41              231
                                                                                               ------------    -------------
                                                                                                   52,373           48,656
       Unearned discount                                                                             (205)            (201)
       Allowance for loan losses                                                                     (656)            (605)
                                                                                               ------------    -------------
       Loans, net                                                                              $   51,512      $    47,850
                                                                                               ============    =============

Nonperforming Loans

     The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                                                       December 31,
                                                                                              -----------------------------
                                                                                                    1996            1995
                                                                                              --------------   ------------
                                                                                                  (Dollars in Thousands)
                                                                                              -----------------------------
       Loans accounted for on a nonaccrual basis                                              $          -      $         1

       Instalment loans and term loans contractually past due ninety
           days or more as to interest or principal payments and still accruing                         23            1,023

       Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of
           deterioration in the financial position of the borrower                                       -                -

       Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan
           repayment terms                                                                               -                -



     In the opinion of management, any loans classified by regulatory authorities as substandard or special mention that have not been disclosed above do not (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, nor (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. Any loans classified by regulatory authorities as loss have been charged off.

Summary of Loan Loss Experience

     The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible future losses, current economic conditions and other relevant factors. The Company's allowance for loan losses was approximately $656,000 at December 31, 1996, representing 1.26% of year-end total loans outstanding compared with approximately $605,000 at December 31, 1995, which represented 1.25% year end total loans outstanding.

     The allowance for loan losses is reviewed quarterly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on each outstanding loan with particular emphasis on any problem loans.

Allocation of the Allowance for Loan Losses

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes the allowance can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.




                                                                                         At December 31,
                                                                 ---------------------------------------------------------------
                                                                             1996                              1995
                                                                 -----------------------------     -----------------------------
                                                                                   Percent of                         Percent of
                                                                                    Loans in                           Loans in
                                                                                   Category to                       Category to
                                                                      Amount       Total Loans          Amount       Total Loans
                                                                 -------------     -------------   --------------    -----------
                                                                                     (Dollars in Thousands)
                                                                 ---------------------------------------------------------------
Commercial, financial, industrial and agricultural               $         230           22%       $         212           19%
Real estate                                                                 98           58                   91           60
Consumer                                                                   164           20                  151           21
Unallocated                                                                164           -                   151           -
                                                                 --------------     -------------  --------------     ----------
                                                                 $         656         100%        $         605          100%
                                                                 ==============     =============  =============      ==========

     The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                                      December 31,
                                                                                           -----------------------------------
                                                                                                 1996                 1995
                                                                                           -----------------  ----------------
                                                                                                 (Dollars in Thousands)
                                                                                           -----------------------------------
       Average amount of loans outstanding                                                 $        50,298     $       47,406
                                                                                           ===============     ==============
       Balance of reserve for possible loan losses at beginning of period                              605                626
                                                                                           ---------------     --------------
       Charge-offs:
         Commercial, financial and agricultural                                                          6                 87
         Real estate                                                                                    -                  -
         Consumer                                                                                       40                 28
                                                                                           ---------------     --------------
                                                                                                        46                115
                                                                                           ---------------     --------------
       Recoveries:
         Commercial, financial and agricultural                                                          9                  5
         Real estate                                                                                    -                   1
         Consumer                                                                                        7                  2
                                                                                           ---------------     --------------
                                                                                                        16                  8
                                                                                           ---------------     --------------
       Net charge-offs                                                                                  30                107
                                                                                           ---------------     --------------
       Additions to reserve charged to operating expenses                                               81                 86
                                                                                           ---------------     --------------

       Balance of reserve for possible loan losses                                         $           656     $          605
                                                                                           ===============     ==============
       Ratio on net loan charge-offs to average loans                                                0.23%             0.23%
                                                                                           ===============     ==============

Investment Portfolio

     The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See " - Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its earnings assets. In particular, approximately 64% of the loan portfolio is comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five- to fifteen-year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 7% of the investment portfolio matures within one year.

Types of Investments

     The amortized cost and fair value of securities are summarized as follows:

                                                                                    Gross            Gross
                                                                Amortized         Unrealized       Unrealized            Fair
                                                                   Cost             Gains            Losses             Value
                                                          ------------------ ---------------- -----------------  -----------------
                     Securities Available for Sale
                       December 31, 1996:
                         U. S. Government and agency
                           securities                      $      23,516,656  $        39,018  $      (204,262)   $     23,351,412
                         Mortgage-backed securities                3,002,140            6,672          (13,860)          2,994,952
                         Other securities                            469,633           18,417                 -            488,050
                                                          ------------------ ---------------- -----------------  -----------------
                                                           $      26,988,429  $        64,107  $      (218,122)   $     26,834,414
                                                          ================== ================ =================  =================

                       December 31, 1995:
                         U. S. Government and agency
                           securities                      $      20,326,674  $       222,918  $       (93,445)   $     20,456,147
                         Mortgage-backed securities                3,115,904           18,503          (10,718)          3,123,689
                         Other securities                            462,657           27,693                 -            490,350
                                                          ------------------ ---------------- -----------------  -----------------
                                                           $      23,905,235  $       269,114  $      (104,163)   $     24,070,186
                                                          ================== ================ =================  =================

                                                                                     Gross            Gross
                                                                 Amortized         Unrealized       Unrealized            Fair
                                                                    Cost             Gains            Losses             Value
                                                           ------------------ ---------------- -----------------  -----------------
                     Securities Held to Maturity
                       December 31, 1996:
                         U. S. Government and agency
                           securities                       $         750,000  $             -  $       (11,095)   $        738,905
                         State and municipal securities             8,707,202          436,566           (3,415)          9,140,353
                         Mortgage-backed securities                   604,889            6,133           (5,891)            605,131
                                                           ------------------ ---------------- -----------------  -----------------
                                                            $      10,062,091  $       442,699  $       (20,401)   $     10,484,389
                                                           ================== ================ =================  =================

                       December 31, 1995:
                         U. S. Government and agency
                           securities                       $         750,000  $             -  $        (5,935)   $        744,065
                         State and municipal securities             8,413,513          324,481          (10,262)          8,727,732
                         Mortgage-backed securities                   723,656            7,202           (6,600)            724,258
                                                           ------------------ ---------------- -----------------  -----------------
                                                            $       9,887,169  $       331,683  $       (22,797)   $     10,196,055
                                                           ================== ================ =================  ==================

Maturities

     The amounts of investment securities in each category as of December 31, 1996 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.



                                                                     U.S. Treasury and
                                                                   Other U. S. Government                   State and
                                                                 Agencies and Corporations            Political Subdivisions
                                                                                    Yield                              Yield
                                                                  Amount             (1)             Amount           (1) (2)
                                                               ------------      -------------    ------------       -----------
                                                                                    (Dollars in Thousands)
                                                               -----------------------------------------------------------------
Maturity:
  One year or less                                             $      2,495          6.42 %       $       100          7.50%
  After one year through five years                                   8,099          6.45               2,745          8.06
  After five years through ten years                                 17,595          6.46               5,110          8.03
  After ten years                                                       -              -                  752          8.75
                                                               ------------       ------------    ------------       -----------
                                                               $     28,189          6.45 %       $     8,707          8.10%
                                                               ============       ============    ============       ===========


(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the acquisition price of each security in that range.

(2) Yields on securities of state and political subdivisions are stated on a taxable equivalent basis using a tax rate of 34%.

Deposits

     Average amount of deposits and average rate paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits and time deposits for the periods indicated are presented below.


                                                                                       Year Ended December 31,
                                                                  --------------------------------------------------------------
                                                                               1996                              1995
                                                                  -------------------------------   ----------------------------
                                                                       Amount           Rate             Amount           Rate
                                                                  ---------------    ------------   ---------------    ---------
                                                                                       (Dollars in Thousands)
                                                                  --------------------------------------------------------------
Noninterest-bearing demand deposits                               $        18,191          - %      $        16,862          - %
Interest-bearing demand and savings deposits                               32,620        3.21                32,002        3.42
Time deposits                                                              36,045        5.28                30,166        5.39
                                                                  ---------------                   ---------------
          Total deposits                                          $        86,856                   $        79,030
                                                                  ===============                   ===============

     The Company has a large, stable base of time deposits, with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained from individual customers.

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1996, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) over twelve months.

                                                                                                             December 31,
                                                                                                                 1996
                                                                                                           --------------
                                                                                                             (Dollars in
                                                                                                             Thousands)
                                                                                                           --------------
          Three months or less                                                                             $        5,278
          Over three through twelve months                                                                          7,615
          Over twelve months                                                                                          800
                                                                                                           --------------
                      Total                                                                                $       13,693
                                                                                                           ==============

Return on Assets and Stockholders' Equity

     The following table shows return on assets (net income divided by average total assets), return on equity (net income divided by average stockholders' equity), dividend payout ratio (dividends declared per share divided by net income per share) and stockholders' equity to asset ratio (average stockholders' equity divided by average total assets) for the periods indicated.



                                                                         Year Ended December 31,
                                                                       --------------------------
                                                                          1996            1995
                                                                       ---------       ----------
Return on assets                                                           1.24%           1.21%

Return on equity                                                          11.90           12.02

Dividends payout                                                          23.26           22.22

Equity to assets ratio                                                    10.42           10.04



Commitments and Lines of Credits

     In the ordinary course of business, the Banks have granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by each Bank's respective Board of Directors. The Banks have also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Banks use the same credit policies for these off-balance sheet commitments as they do for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessary represent future cash requirements.

      Following is a summary of the commitments outstanding at December 31, 1996 and 1995.



                                                                                                       December 31,
                                                                                              -----------------------------
                                                                                                  1996              1995
                                                                                              --------------   ------------
                                                                                                  (Dollars in Thousands)
                                                                                              -----------------------------

      Loans sold with recourse                                                                $     1,909       $     1,466
      Commitments to extend credit                                                                  7,972             8,770
      Standby letters of credit                                                                     1,390             1,273
                                                                                              -----------       -----------
                                                                                              $    11,271       $    11,509
                                                                                              ===========       ===========

Impact of Inflation

     The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with generally accepted accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.


Item 7. Financial Statements and Supplementary Data

     The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-28 of this Annual Report on Form 10-KSB:

     Consolidated Balance Sheets - December 31, 1996 and 1995

     Consolidated Statements of Income - Years Ended December 31, 1996 and 1995

     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1996 and 1995

     Consolidated Statements of Cash Flows - Years Ended December 31, 1996 and 1995

     Notes to Consolidated Financial Statements.

Item 8. Disagreement on Accounting and Financial Disclosure

     During 1996, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

                                   PART III

Item 9. Directors and Executive Officers of the Company

      The following table sets forth certain information on the current directors and executive officers of the Company.

                                                                            Principal Occupation or                     Director
                    Name                            Age                Employment During Last Five Years                 Since
----------------------------------------------     ----       ----------------------------------------------------     ----------
Michael C. Dixon                                     55       Secretary-Treasurer, M. C. Dixon                             1988
 (1)                                                          Lumber Co., Inc.

Robert M. Dixon                                      64       President, M. C. Dixon Lumber Co., Inc.                      1988
 (1)

Gregory B. Faison                                    49       President and Chief Executive Officer of the                 1988
                                                              Company and Eufaula Bank and Trust Company

James J. Jaxon, Jr.                                  49       President, J. J. Jaxon Co., Inc.; General Partner,           1988
                                                              Memory Gardens of Eufaula

Janis Biggers                                        45       Certified Public Accountant, Partner,                        1993
                                                              Coates, McCallar and Biggers

Thomas Harris                                        49       Senior Managing Director of Merchant Capital                 1996

Frank McRight                                        58       Attorney, Partner, McRight, Jackson, Dorman,                 1996
                                                              Myrick & Moore, L.L.C.

Edward D. Garrison                                   44       Vice President; Vice President of                             -
                                                              Eufaula Bank and Trust Company

Gloria A. Hagler                                     55       Vice President; Vice President and Comptroller                -
                                                              of Eufaula Bank and Trust Company

Charles R. Schaeffer                                 39       Chief Operating Officer of Eufaula Bank and                   -
                                                              Trust Company


(1)   Michael C. Dixon and Robert M. Dixon are brothers.

Item 10. Executive Compensation

      The following table sets forth information as to all cash and noncash compensation paid or accrued during each of the last three fiscal years to the Company's Chief Executive Officer. There were no other executive officers whose compensation exceeded $100,000.

                                                        Summary Compensation Table

                                             Annual Compensation                    Awards              Payouts
                                  -----------------------------------------
                                                                  Other                                               All Other
                                                                  Annual     Restricted                                Annual
     Name and                                                     Compen-      Stock      Options/       LTIP         Compen-
Principal Position       Year        Salary        Bonus          sation       Award        SARs        Payouts        sation
-------------------      ----     ----------   ----------      ---------    -----------   --------   ----------   ---------------
Gregory B. Faison        1996     $  111,258   $   55,953      $   5,220    $      -        26,000   $        -   $          -

                         1995        105,960       52,779          4,756           -         8,000            -              -

                         1994        100,960       51,015          4,316           -         3,000            -              -

Item 11. Security Ownership of Certain Beneficial Owners and
         Management

Principal Shareholders

      The following table sets forth certain information regarding the beneficial ownership of the common stock as of December 31, 1996, by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

                                                                                       Number of
                                                                                       Shares of
                                                                                      Common Stock
                                                                                      Beneficially             Percent of
                      Name and Address of Beneficial Owner                               Owned                  Class (1)
------------------------------------------------------------------------             ------------           ----------------
Michael C. Dixon                                                                        157,867                   11.67 %
Robert M. Dixon                                                                         156,918                   11.60 %
Cede & Company                                                                          264,662                   19.56 %

Security Ownership of Management and Others

     The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of the record date, by directors, nominees for election as directors, executive officers named in the Summary Compensation Table and by all directors and executive officers as a group.


                                                                                              Common Stock
                                                                                              Beneficially
                                                                                              Owned as of
                                                     Position with                            December 31,            Class (1)
    Name of Beneficial Owner                          the Company                                1996                 Percent of
-------------------------------------     -----------------------------------------------    --------------           ----------
Michael C. Dixon (2)                      Director                                               157,862               11.67 %
Robert M. Dixon (3)                       Director                                               156,918               11.60 %
Gregory B. Faison (4)                     President, Chief Executive Officer and Director         72,262                5.32 %
James J. Jaxon, Jr. (5)                   Director                                                13,075                0.97 %
Janis Biggers                             Director                                                 1,773                0.13 %
Thomas Harris                             Director                                                     -                   - %
Frank McRight                             Director                                                     -                   - %
All directors and executive                                                                      401,890               28.16 %
  officers as a group (7 persons
  including those listed above)


(1) Based on 1,353,204 shares of common stock outstanding and 74,000 exercisable stock options granted to officers of the Company. Except as otherwise specified, each individual has sole and direct beneficial ownership interest and voting rights with respect to all shares of common stock indicated.

(2) Includes 2,712 shares held for the estate of his deceased father (1/2interest) and 8,168 shares held as custodian for his children, but does not include 1,360 shares held by his wife.

(3) Includes 2,712 shares held for the estate of his deceased father (1/2interest), but does not include 3,192 shares owned by his wife.

(4) Includes options to purchase 26,000 shares and 400 shares held jointly with his wife as custodians for their children.

(5)   Includes 8,502 shares held as custodian for his children.

Item 12. Certain Relationships and Related Transactions


      Officers and directors of the Company and the Banks and their associates are customers of and have transactions with the Banks in the ordinary course of business, and may continue to do so in the future. All outstanding loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a)   Exhibits required by Item 601 of Regulation S-B.


Exhibit
  No.                                Description
-------                        -----------------------------------------------------------------------------------------------------

  3.1                          Articles of Incorporation of the Registrant, as amended through April 30, 1993 (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on

                               April 29, 1994 and incorporated herein by reference. )

  3.1a                         Certificate of Amendment of Certificate of Incorporation of the Registrant effective December 24,
                               1996.

  3.2                          Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-KSB (File

                               Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference.)

  10.1                         Eufaula Bank & Trust Company Employee stock Purchase Plan (filed as Exhibit 10.1 to the Registrant's
                               Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference.)

  10.2                         Eufaula Bank & Trust Company Profit-Sharing Retirement Plan (filed as Exhibit 10.2 to the
                               Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on April
                               29, 1994 and incorporated herein by reference.)

  10.3                         Registrant's Stock Option Agreement (filed as Exhibit 10.3 to the Registrant's Annual Report on Form
                               10-KSB (File Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference.)

  10.4                         Deferred Compensation Agreement between Eufaula Bank & Trust Company and Director (Sample Form)
                               (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062),
                               filed with the Commission on April 29, 1994 and incorporated herein by reference.)

  10.5                         Deferred Compensation Agreement between Eufaula Bank & Trust Company and Director (Sample Form)
                               effective July 23, 1996.

  21                           Subsidiaries of the Registrant. (filed as Exhibit 21 to the Registrant's Annual Report on Form 10-KSB

                               (File Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference.)

  24                           Power of Attorney relating to this Annual Report on Form 10-KSB is set forth on the signature pages to this Annual Report.

  27                           Financial Data Schedule

  (b) The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Report.

                                  SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EUFAULA BANCCORP, INC.


Date: March 13, 1997      By: /s/ Gregory B. Faison
     ----------------        -------------------------------------------------
                          Gregory B. Faison, President,
                          Chief Executive Officer and Director


                               POWER OF ATTORNEY

      KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory B. Faison as his attorney-in-fact, acting with full power of substitution for him in his name, place and stead, in any and all capacities, to sign any amendments to this Form 10-KSB and to file the same, with exhibits thereto, and any other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Exchange Act, this Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

Date: March 13, 1997         /s/ Gregory B. Faison
     ------------------      --------------------------------------------------
                             Gregory B. Faison, President
                             Chief Executive Officer and Director

Date: March 13, 1997         /s/ Janis Biggers, Director
     ------------------      --------------------------------------------------
                             Janis Biggers, Director

Date: March 13, 1997         /s/ Michael C. Dixon
     ------------------      --------------------------------------------------
                             Michael C. Dixon, Director

Date: March 13, 1997         /s/ Robert M. Dixon
     ------------------      --------------------------------------------------
                             Robert M. Dixon, Director

Date: March 13, 1997
     ------------------      --------------------------------------------------
                             Thomas Harris, Director

Date: March 13, 1997         /s/ James J. Jaxon. Jr.
     ------------------      --------------------------------------------------
                             James J. Jaxon, Jr., Director

Date: March 13, 1997         /s/ Frank McRight
     ------------------      --------------------------------------------------
                             Frank McRight, Director

                            EUFAULA BANCCORP, INC.

                                 EXHIBIT INDEX


 Exhibit
   No.                        Description
---------               --------------------------------------------------------
  3.1                   Articles of Incorporation of the Registrant, as amended
                        through April 30, 1993 (filed as Exhibit 3.1 to the
                        Registrant's Annual Report on Form 10-KSB (File Number
                        33-23062), filed with the Commission on April 29, 1994
                        and incorporated herein by reference).

  3.1a Certificate of Amendment of Certificate of Incorporation of the Registrant effective December 24, 1996.

  3.2 Bylaws of the Registrant (filed as Exhibit d.2 to the Registrant's Annual Report on Form 10-KSB (File Number
                        33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference).

 10.1                   Eufaula Bank & Trust Company Employee Stock Purchase
                        Plan (filed as exhibit 10.1 to the Registrant's Annual
                        Report on Form 10-KSB (File Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference).

 10.2                   Eufaula Bank & Trust Company Profit-Sharing Retirement
                        Plan (filed as Exhibit 10.2 to the Registrant's Annual
                        Report on Form 10-KSB (File Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference).

 10.3                   Registrant's Stock Option Agreement (filed as Exhibit
                        10.3 to the Registrant's Annual Report on Form 10-KSB
                        (File Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference).

 10.4                   Deferred Compensation Agreement between Eufaula Bank &
                        Trust Company and Director (Sample Form) (filed as
                        Exhibit 10.4 to the Registrant's Annual Report on Form
                        10-KSB (File Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference).

 10.5                   Deferred Compensation Agreement between Eufaula Bank &
                        Trust Company and Director (Sample Form) effective July
                        23, 1996.

 21 Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Annual Report on Form 10-KSB (File
                        Number 33-23062), filed with the Commission on April 29,
                        1994 and incorporated herein by reference).

 24                     Power of Attorney relating to this Annual Report on Form
                        10-KSB is set forth on the signature pages to this Annual Report.

 27                     Financial Data Schedule

                            EUFAULA BANCCORP, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Consolidated financial statements:

  Independent Auditor's Report
  Consolidated Balance Sheets - December 31, 1996 and 1995 Consolidated Statements of Income - Years ended December 31, 1996 and 1995 Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996 and 1995 Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995 Notes to Consolidated Financial Statements

All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITOR'S REPORT

--------------------------------------------------------------------------------



To the Board of Directors
Eufaula BancCorp, Inc.
Eufaula, Alabama


               We have audited the accompanying consolidated balance sheets of Eufaula BancCorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eufaula BancCorp, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.






Albany, Georgia
February 13, 1997

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                    ASSETS                           1996          1995
                                                 ------------   -----------
Cash and due from banks                          $  7,320,627   $ 7,215,042
Interest-bearing deposits in banks                    750,000       250,000
Federal funds sold                                  1,375,000       800,000
Securities available for sale,
    at fair value (Note 2)                         26,834,414    24,070,186
Securities held to maturity, at cost
    (fair value $10,484,389 and
    $10,196,055) (Note 2)                          10,062,091     9,887,169

Loans (Note 3)                                     52,167,811    48,454,746
Less allowance for loan losses                        656,256       605,163
                                                 ------------   -----------
          Loans, net                               51,511,555    47,849,583
                                                 ------------   -----------

Premises and equipment, net (Note 4)                2,413,164     2,067,415
Other real estate                                     804,435            -
Other assets                                        3,744,747     3,179,220
                                                 ------------   -----------

                                                 $104,816,033   $95,318,615
                                                 ============   ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Noninterest-bearing demand                   $ 18,783,155   $18,570,522
    Interest-bearing demand                        26,412,239    26,282,705
    Savings                                         5,530,097     4,757,333
    Time, $100,000 and over                        13,692,689    11,693,517
    Other time                                     25,879,298    22,310,155
                                                 ------------   -----------
              Total deposits                       90,297,478    83,614,232
    Federal funds purchased                         1,200,000       550,000
    Securities sold under repurchase
        agreements                                  1,475,000            -
    Other liabilities                               1,128,704     1,206,599
                                                 ------------   -----------

              Total liabilities                    94,101,182    85,370,831
                                                 ------------   -----------

Commitments and contingent liabilities (Note 9)

Stockholders' equity
    Preferred stock, par value $.10;
        50,000 shares authorized, none issued
    Common stock, par value $1; 5,000,000 shares
        authorized, 1,353,204 and 676,602 shares
        issued, respectively                        1,353,204       676,602
    Surplus                                           232,587       909,189
    Retained earnings                               9,221,469     8,263,021
    Unrealized gains (losses) on securities
        available for sale, net of taxes              (92,409)       98,972
                                                 ------------   -----------
          Total stockholders' equity               10,714,851     9,947,784
                                                 ------------   -----------
                                                 $104,816,033   $95,318,615
                                                 ============   ===========

See Notes to Consolidated Financial Statements.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

================================================================================

                                                                              1996            1995
                                                                          ------------    ------------
Interest income
  Interest and fees on loans                                              $  5,175,472    $  4,970,628
  Interest on taxable securities                                             1,776,018       1,495,560
  Interest on nontaxable securities                                            473,567         495,656
  Interest on deposits in other banks                                           26,085          22,860
  Interest on Federal funds sold                                               105,007         122,292
                                                                          ------------    ------------
                                                                             7,556,149       7,096,996
                                                                          ------------    ------------
Interest expense
  Interest on deposits                                                       2,950,361       2,720,989
  Interest on Federal funds purchased                                           24,265          40,548
  Interest on securities sold under repurchase agreements                       24,650               -
  Interest on other borrowings                                                       -         101,455
                                                                          ------------    ------------
                                                                             2,999,276       2,862,992
                                                                          ------------    ------------

     Net interest income                                                     4,556,873       4,234,004
Provision for loan losses (Note 3)                                              81,000          86,150
                                                                          ------------    ------------
     Net interest income after provision for loan losses                     4,475,873       4,147,854
                                                                          ------------    ------------

Other income
  Service charges on deposit accounts                                          745,546         683,704
  Insurance commissions                                                          9,030          23,018
  Security transactions, net                                                    27,470           5,567
  Other                                                                         91,728          76,087
                                                                          ------------    ------------
                                                                               873,774         788,376
                                                                          ------------    ------------

Other expenses
  Salaries and employee benefits                                             2,019,949       1,882,907
  Equipment and occupancy expense                                              421,244         426,531
  Amortization of intangibles                                                   78,745          78,746
  Legal and professional expense                                                93,714         124,142
  State and FDIC assessments                                                    20,143         100,000
  Other operating expense                                                      917,285         739,674
                                                                          ------------    ------------
                                                                             3,551,080       3,352,620
                                                                          ------------    ------------

     Income before income taxes                                              1,798,567       1,583,610

Applicable income taxes (Note 7)                                               569,478         471,325
                                                                          ------------    ------------

     Net income                                                           $  1,299,089    $  1,112,285
                                                                          ============    ============

Net income per common share and common share equivalent
  Primary                                                                 $       0.86    $       0.81
                                                                          ============    ============
  Fully diluted                                                           $       0.84    $       0.80
                                                                          ============    ============

See Notes to Consolidated Financial Statements.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

                                                                                                          Unrealized
                                                                                                            Gains
                                                                                                         (Losses) on
                                                                                                          Securities
                                                     Common Stock                                         Available
                                              ---------------------------      Capital      Retained       for Sale,
                                                 Shares        Par Value       Surplus      Earnings     Net of Taxes       Total
                                              -----------     -----------    ----------    -----------   ------------  ------------
Balance, December 31, 1994                       676,602       $  676,602    $  909,189    $ 7,387,547   $ (411,675)   $  8,561,663
  Net income                                         --               --            --       1,112,285          --        1,112,285
  Cash dividend declared,
    $.18 per share                                   --               --            --        (236,811)         --         (236,811)
  Net charge in unrealized gains
    on securities available-for-sale,
    net of tax                                       --               --            --             --       510,647         510,647
                                              -----------     -----------    ----------    -----------   ----------    ------------
Balance, December 31, 1995                       676,602          676,602       909,189      8,263,021       98,972       9,947,784
  Net income                                         --               --            --       1,229,089          --        1,229,089
  Cash dividend declared,
    $.20 per share                                   --               --            --        (270,641)         --         (270,641)
  Net change in unrealized (losses)
    on securities available-for-sale,
    net of tax                                       --               --            --             --      (191,381)       (191,381)
Two-for-one common stock
    split                                        676,602          676,602      (676,602)           --           --              --
                                              -----------     -----------    ----------     ----------   ----------   ------------
Balance, December 31, 1996                     1,353,204       $1,353,204    $  232,587     $9,221,469   $  (92,409)   $ 10,714,851
                                              ===========     ===========    ==========     ==========   ==========   ============

See Notes to Consolidated Financial Statements.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

================================================================================

                                                                      1996            1995
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $  1,229,089    $  1,112,285
                                                                 ------------    ------------
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                                      184,564         160,057
    Amortization                                                       78,745          78,746
    Provision for loan losses                                          81,000          86,150
    Provision for deferred taxes                                         (913)        (10,813)
    Gain on sale of asset                                                  -           (1,028)
    Net realized gains on securities available for sale               (27,470)         (5,567)
    Increase in interest receivable                                   (44,025)       (372,004)
    Increase (decrease) in interest payable                            (5,939)        152,951
    Increase (decrease) in taxes payable                              (58,413)         67,862
    Other prepaids, deferrals and accruals, net                      (620,612)         86,062
                                                                 ------------    ------------
        Total adjustments                                            (413,063)        242,416
                                                                 ------------    ------------

        Net cash provided by operating activities                     816,026       1,354,701
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in interest-bearing deposits in banks        (500,000)        550,867
    (Increase) decrease in Federal funds sold                        (575,000)      1,350,000
    Purchases of securities available for sale                    (13,110,890)    (14,166,167)
    Proceeds from sales of securities available for sale            6,809,250       5,791,864
    Proceeds form maturities of securities available for sale       3,245,913       4,849,563
    Purchases of securities held to maturity                         (997,428)        (86,684)
    Proceeds from maturities of securities held to maturity           822,506         305,548
    Increase in loans, net                                         (4,547,404)     (7,133,701)
    Proceeds from sale of assets                                           -           19,949
    Purchase of premises and equipment                               (530,313)        (94,465)
                                                                 ------------    ------------

        Net cash used in investing activities                      (9,383,366)     (8,613,226)
                                                                 ------------    ------------

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

================================================================================

                                                         1996            1995
                                                  -------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits                            $   6,750,906   $   10,102,456
  Repayment of long-term debt                                -        (1,285,714)
  Increase in securities sold under
   repurchase agreements                              1,475,000               -
  Increase in Federal funds purchased                   650,000          200,000
  Dividends paid                                       (202,981)        (236,811)
                                                  -------------   --------------

      Net cash provided by financing activities       8,672,925        8,779,931
                                                  -------------   --------------

Net increase in cash and due from banks                 105,585        1,521,406

Cash and due from banks at beginning of year          7,215,042        5,693,636
                                                  -------------   --------------

Cash and due from banks at end of year            $   7,320,627   $    7,215,042
                                                  =============   ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid during the year for:
    Interest                                      $   3,017,826   $    2,721,665

    Income taxes                                  $     628,804   $      414,276

NONCASH TRANSACTIONS
  Unrealized gains (losses) on securities
    available for sale                            $    (318,966)  $      851,078

  Transfer from loans to other real estate        $     804,432   $           -

See Notes to Consolidated Financial Statements.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Nature of Business

         Eufaula BancCorp, Inc. (the Company) is a bank holding company whose business is presently conducted by its wholly-owned subsidiaries, Eufaula Bank & Trust Company in Eufaula, Alabama and First American Bank of Walton County (First American Bank) in Santa Rosa Beach, Florida. The Banks provide a full range of banking services to individual and corporate customers in the primary market areas described above. The Banks are subject to the regulations of certain Federal and state agencies and are periodically examined by certain regulatory authorities.

        Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany transactions and accounts are eliminated in consolidation.

         The accounting and reporting policies of the Company conform to generally accepted accounting principles and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

        Cash and Cash Equivalents

         Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and cash equivalents.

         The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Securities

         Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. All other debt securities are classified as available for sale and carried at fair value with net unrealized gains and losses included in stockholders' equity net of tax. Marketable equity securities are carried at fair value with net unrealized gains and losses included in stockholders' equity.

         Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sales of securities are determined using the specific identification method.

        Loans

         Loans are carried at their principal amounts outstanding less unearned income and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

         Loan origination fees and certain direct costs of most loans are recognized at the time the loan is recorded. Because net origination loan fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

         The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Loans (Continued)

         The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received.

         A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

        Premises and Equipment

         Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

        Intangible Assets

         Cost in excess of net assets acquired resulting from a bank acquisition accounted for as a purchase transaction is being amortized over twenty-five (25) years on a straight-line basis.

        Other Real Estate Owned

         Other real estate owned represents properties acquired through foreclosure. Other real estate owned is held for sale and is carried at the lower of the recorded amount of the loan or fair value of the properties less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Subsequent gains or losses on sale and any subsequent adjustment to the value are recorded as other expenses.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Profit-Sharing Plan

         Profit-sharing plan costs are funded as accrued and are based on a percentage of individual employee's salary, not to exceed the amount that can be deducted for Federal income tax purposes.

        Income Taxes

         Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred tax assets and liabilities are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

         Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized.

         The Company and its subsidiaries file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

        Earnings Per Common Share

         Earnings per common share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. All per share amounts for prior periods have been adjusted to reflect the 2-for-1 stock split effected in the form of a 100% stock dividend effective December 10, 1996.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2. SECURITIES

        The amortized cost and fair value of securities are summarized as follows:

                                                                                    Gross            Gross
                                                                Amortized         Unrealized       Unrealized            Fair
                                                                   Cost             Gains            Losses             Value
                                                          ------------------ ---------------- -----------------  -----------------
                     Securities Available for Sale
                       December 31, 1996:
                         U. S. Government and agency
                            securities                     $      23,516,656  $        39,018  $      (204,262)   $     23,351,412
                         Mortgage-backed securities                3,002,140            6,672          (13,860)          2,994,952
                         Other securities                            469,633           18,417                 -            488,050
                                                          ------------------ ---------------- -----------------  -----------------
                                                           $      26,988,429  $        64,107  $      (218,122)   $     26,834,414
                                                          ================== ================ =================  =================

                       December 31, 1995:
                         U. S. Government and agency
                            securities                     $      20,326,674  $       222,918  $       (93,445)   $     20,456,147
                         Mortgage-backed securities                3,115,904           18,503          (10,718)          3,123,689
                         Other securities                            462,657           27,693                 -            490,350
                                                          ------------------ ---------------- -----------------  -----------------
                                                           $      23,905,235  $       269,114  $      (104,163)   $     24,070,186
                                                          ================== ================ =================  =================

                                                                                     Gross            Gross
                                                                 Amortized         Unrealized       Unrealized            Fair
                                                                    Cost             Gains            Losses             Value
                                                           ------------------ ---------------- -----------------  -----------------
                     Securities Held to Maturity
                       December 31, 1996:
                         U. S. Government and agency
                            securities                     $         750,000  $             -  $       (11,095)   $        738,905
                         State and municipal securities            8,707,202          436,566           (3,415)          9,140,353
                         Mortgage-backed securities                  604,889            6,133           (5,891)            605,131
                                                          ------------------ ---------------- -----------------  -----------------
                                                           $      10,062,091  $       442,699  $       (20,401)   $     10,484,389
                                                          ================== ================ =================  =================

                       December 31, 1995:
                         U. S. Government and agency
                            securities                     $         750,000  $             -  $        (5,935)   $        744,065
                         State and municipal securities            8,413,513          324,481          (10,262)          8,727,732
                         Mortgage-backed securities                  723,656            7,202           (6,600)            724,258
                                                          ------------------ ---------------- -----------------  -----------------
                                                           $       9,887,169  $       331,683  $       (22,797)   $     10,196,055
                                                          ================== ================ =================  =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 2. SECURITIES (Continued)

         The amortized cost and fair value of securities as of December 31, 1996 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                          Securities Available for Sale           Securities Held to Maturity
                                                      -------------------------------------  ------------------------------------
                                                           Amortized             Fair             Amortized            Fair
                                                              Cost              Value               Cost              Value
                                                      ------------------  -----------------  -----------------  -----------------

                    Due in one year or less            $       2,013,341   $      2,007,112   $        100,220   $        100,125
                    Due from one year to five years            4,257,122          4,249,668          2,995,236          3,087,897
                    Due from five to ten years                17,246,193         17,094,632          5,610,003          5,898,662
                    Due after ten years                                -                  -            751,743            792,574
                    Mortgage-backed securities                 3,002,140          2,994,952            604,889            605,131
                    Marketable equity securities                 469,633            488,050                  -                  -
                                                      ------------------  -----------------  -----------------  -----------------
                                                       $      26,988,429   $     26,834,414   $     10,062,091   $     10,484,389
                                                      ==================  =================  =================  =================


               Securities with a carrying value of $15,681,776 and $15,114,349 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.

               Gross realized gains and gross realized losses on sales of securities were:

                                                                                                       December 31,
                                                                                          -------------------------------------
                                                                                                1996                 1995
                                                                                          ----------------     ----------------

                     Gross realized gains on sales of securities                           $        34,729      $        19,836
                     Gross losses on sales of securities                                             7,259               14,269
                                                                                          ----------------     ----------------
                     Net realized gains on sales of securities available for sale          $        27,470      $         5,567
                                                                                          ================     ================

            Under special provisions adopted by the Financial Accounting Standards Board in October 1995, the Company transferred $1,794,640 from securities being held to maturity to securities available for sale on December 31, 1995, resulting in a net gain of $21,504 which was included in stockholders' equity at $12,902 net of related taxes of $8,602.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES

        The composition of loans is summarized as follows:

                                                                                      December 31,
                                                                        ---------------------------------------
                                                                              1996                   1995
                                                                        -----------------     -----------------

          Commercial, financial and agricultural                         $     11,276,143      $      9,254,947
          Real estate - construction                                            2,896,148             5,310,786
          Real estate - mortgage                                               27,691,446            23,813,786
          Consumer                                                             10,468,374            10,044,503
          Other                                                                    41,068               231,439
                                                                        -----------------     -----------------
                                                                               52,373,179            48,655,461
          Unearned income                                                       (205,368)             (200,715)
          Allowance for loan losses                                             (656,256)             (605,163)
                                                                        -----------------     -----------------
          Loans, net                                                     $     51,511,555      $     47,849,583
                                                                        =================     =================

        Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                                                                       December 31,
                                                                        -----------------------------------------
                                                                               1996                   1995
                                                                        -------------------    ------------------

          Balance, beginning of year                                     $          605,163     $         626,085
            Provision charged to operations                                          81,000                86,150
            Loans charged off                                                       (45,786)             (114,799)
            Recoveries of loans previously charged off                               15,879                 7,727
                                                                        -------------------    ------------------
          Balance, end of year                                           $          656,256     $         605,163
                                                                        ===================    ==================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 3. LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The Company has granted loans to certain directors, executive officers, and related entities of the Company and the Banks. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the years ended December 31 were as follows:

                                                                                              1996                 1995
                                                                                       ------------------   ------------------

                      Balance, beginning of year                                        $       2,642,949    $       1,961,658
                        Advances                                                                3,435,657            3,275,367
                        Repayments                                                             (3,447,878)          (2,594,076)
                                                                                       ------------------   ------------------
                      Balance, end of year                                              $       2,630,728    $       2,642,949
                                                                                       ==================   ==================



NOTE 4. PREMISES AND EQUIPMENT

        Premises and equipment are summarized as follows:

                                                                                                     December 31,
                                                                                        --------------------------------------
                                                                                               1996                 1995
                                                                                        -----------------    -----------------

                      Land and buildings                                                 $      2,265,503     $      2,132,549
                      Equipment                                                                 1,159,753            1,056,713
                      Construction in progress                                                    205,207                    -
                                                                                        -----------------    -----------------
                                                                                                3,630,463            3,189,262
                      Accumulated depreciation                                                (1,217,299)          (1,121,847)
                                                                                        -----------------    -----------------
                                                                                         $      2,413,164     $      2,067,415
                                                                                        =================    =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


Note 5.  Employee Benefit Plans

         The subsidiary banks have noncontributory profit-sharing plans covering all employees, subject to certain minimum age and service requirements. The contribution for the years ended December 31, 1996 and 1995 was $72,383 and $67,700, respectively.

         The Company provides a nonqualified Employee Stock Purchase Plan, including employees of both subsidiary banks. The primary purpose is to enable the employees to participate in the ownership of the Company. An employee who has been employed on a full time basis for one year or more is eligible for the Plan. Employees can contribute from five to seven percent of their compensation, depending on years of service. The banks contribute an amount equal to 50% of the employee's contribution. Contributions are used to purchase shares of Eufaula BancCorp, Inc. common stock since the Company adopted the Plan as part of the merger agreement. The contribution for the years ended December 31, 1996 and 1995 was $14,813 and $13,187, respectively.

         The Company has a nonqualified Stock Purchase Plan for directors. The primary purpose is to enable the directors to participate in the ownership of the Company. All directors are eligible for the Plan. A director can contribute in increments of $50 not to exceed $200 per month. The Banks contribute an amount equal to 50 percent of the director's contribution. Contributions to the Plan are used to purchase shares of Eufaula BancCorp, Inc. common stock. The contributions for the years ended December 31, 1996 and 1995 were $16,800 and $5,400, respectively.


NOTE 6.  DEFERRED COMPENSATION PLAN

         During 1996, Eufaula Bank & Trust Company modified its indexed deferred compensation plan for certain executive officers and directors. The Plan is designed to provide supplemental retirement benefits and supersedes the existing deferred compensation plan. As a result of the modification, transactions resulted in a net decrease in expense of $32,636 in 1996. In 1995, the Bank charged $48,823 to expense for the deferred compensation plan.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 7.  INCOME TAXES

         The provision for income taxes consists of the following:

                                                                                                       December 31,
                                                                                           ------------------------------------
                                                                                                 1996                1995
                                                                                           ----------------    ----------------

                      Current                                                               $       570,391     $       482,138
                      Deferred                                                                         (913)            (10,813)
                                                                                           ----------------    ----------------
                        Provision for income taxes                                          $       569,478     $       471,325
                                                                                           ================    ================


         The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                                         December 31,
                                                             -------------------------------------------------------------------
                                                                           1996                                1995
                                                             --------------------------------    -------------------------------
                                                                  Amount           Percent            Amount          Percent
                                                             ----------------   -------------    ---------------   -------------

                      Tax provision at statutory rate         $       611,513          34 %       $      538,427           34 %
                      Tax-exempt interest                            (147,057)         (8)              (151,564)         (10)
                      Amortization                                     26,773           1                 26,773            2
                      State income taxes                               51,454           3                 55,724            4
                      Other items, net                                 26,795           2                  1,875            -
                                                             ----------------   -------------    ---------------   -------------
                         Provision for income taxes           $       569,478          32 %       $      471,235           30 %
                                                             ================   =============    ===============   =============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 7.  INCOME TAXES (Continued)

         The components of deferred income taxes are as follows:

                                                                                                        December 31,
                                                                                           -------------------------------------
                                                                                                  1996                1995
                                                                                           ----------------    -----------------

                     Deferred tax assets:
                       Loan loss reserves                                                   $        55,031     $        39,224
                       Deferred compensation                                                         76,576              79,308
                       Accounting for other real estate                                               1,582               4,420
                       Securities available for sale                                                 61,607                  -
                       Stock options                                                                 17,095              17,095
                                                                                           ----------------    -----------------
                                                                                                    211,891             140,047
                                                                                           ----------------    -----------------

                     Deferred tax liabilities:
                       Depreciation and amortization                                                 83,969              75,705
                       Accretion                                                                      4,002               2,942
                       Securities available for sale                                                     -               65,980
                                                                                           ----------------    -----------------
                                                                                                     87,971             144,627
                                                                                           ----------------    -----------------

                     Net deferred tax assets (liabilities)                                  $       123,920     $        (4,580)
                                                                                           ================    =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 8.  STOCK OPTIONS

         Prior to 1995, the Company entered into or assumed liability for various nonqualified stock option agreements with key employees. During 1994, the Company adopted the 1994 Stock Option Plan whereby the Company may grant options to certain key employees to purchase up to 400,000 shares of the Company's $1 par value common stock at an option price of $6 per share. During 1996, the Plan was amended to include the directors of the Company. As of December 31, 1996, options had been granted to five key employees to purchase a total of 266,000 shares.

         A summary of information relating to the various stock option plans as of December 31, 1996 and 1995 follows:

                                                                                  As of December 31, 1996
                                                                      --------------------------------------------------
                                                                          1986               1988               1994
                                                                       Option Plan        Option Plan       Option Plan
                                                                      -------------      -------------     -------------
         Under option, beginning of year
           Granted                                                          12,000             14,000           240,000
           Exercised                                                            -                  -                 -
                                                                       -----------        -----------       -----------
         Under option, end of year                                          12,000             14,000           240,000
                                                                       ===========        ===========       ===========
         Options exercisable, end of year                                   12,000             14,000            48,000
                                                                       ===========        ===========       ===========
         Available for grant, end of year                                       -                  -            160,000
                                                                       ===========        ===========       ===========
         Option price per share *                                      $      3.32        $      3.81       $      6.00
                                                                       ===========        ===========       ===========
                                                                                  As of December 31, 1995
                                                                      --------------------------------------------------
                                                                          1986               1988               1994
                                                                       Option Plan        Option Plan       Option Plan
                                                                      -------------      -------------     -------------
         Under option, beginning of year
           Granted                                                          12,000             14,000           240,000
           Exercised                                                            -                  -                 -
                                                                       -----------        -----------       -----------
         Under option, end of year                                          12,000             14,000           240,000
                                                                       ===========        ===========       ===========
         Options exercisable, end of year                                   12,000             14,000            24,000
                                                                       ===========        ===========       ===========
         Available for grant, end of year                                       -                  -            160,000
                                                                       ===========        ===========       ===========
         Option price per share *                                      $      3.32        $      3.81       $      6.00
                                                                       ===========        ===========       ===========

      * The option price represents the book value per share of the common stock at the date of grant.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES

         In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                           December 31,
                                                              ------------------------------------
                                                                     1996                  1995
                                                              --------------        --------------
         Commitments to extend credit                         $    7,971,877        $    8,770,157
         Loans sold with recourse                                  1,908,879             1,465,624
         Standby letters of credit                                 1,390,239             1,273,460
                                                              --------------        --------------
                                                              $   11,270,995        $   11,509,241
                                                              ==============        ==============

         Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, crops, marketable securities, accounts receivable, inventory, equipment, and personal property.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 9.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

         In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

         Eufaula Bank & Trust Company leases a small tract of land from the Chairman of the Board and a relative. The lease provides for a monthly rental of $2,154. It was recomputed in 1996 and will be recomputed again in 2001 based on the change in the Consumer Price Index. The lease is accounted for as an operating lease and the total rental expense included in the consolidated statements of income for each of the years ended December 31, 1996 and 1995 was $25,848.



Note 10. CONCENTRATIONS OF CREDIT

         The Company's subsidiaries make agricultural, agribusiness, commercial, residential and consumer loans to customers primarily in Eufaula, Alabama and Santa Rosa Beach, Florida. A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the business economy in the above areas.

         Fifty-eight percent (58%) of the Company's loan portfolio is concentrated in real estate loans, of which 9% consists of construction loans. A substantial portion of these loans are secured by real estate in the Company's primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 11. Regulatory Matters

         The Company is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1996, approximately $1,189,300 of retained earnings were available for dividend declaration without regulatory approval.

         The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Banks capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1996, the Company and the Banks meet all capital adequacy requirements to which it is subject.

         As of December 31, 1996, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 11. Regulatory Matters (Continued)

         The Company and Banks' actual capital amounts and ratios are presented in the following table.

                                                                                                    To Be Well
                                                                         For Capital             Capitalized Under
                                                                          Adequacy               Prompt Corrective
                                                Actual                    Purposes               Action Provisions
                                       -----------------------     ----------------------     -----------------------
                                          Amount        Ratio         Amount       Ratio         Amount        Ratio
                                       ------------    -------     ------------   -------     ------------    -------
       As of December 31, 1996
         Total Capital
         (to Risk Weighted Assets):
         Consolidated                  $ 9,887,372     16.60%      $ 4,765,970     8.00%      $ 5,957,462     10.00%
         Eufaula Bank & Trust
           Company                     $ 7,276,250     17.64%      $ 3,299,268     8.00%      $ 4,124,086     10.00%
         First American Bank           $ 2,453,122     13.40%      $ 1,464,864     8.00%      $ 1,831,080     10.00%
         Tier I Capital
         (to Risk Weighted Assets):
         Consolidated                  $ 9,258,607     15.54%      $ 2,382,985     4.00%      $ 3,574,477      6.00%
         Eufaula Bank & Trust
           Company                     $ 6,806,624     16.50%      $ 1,649,634     4.00%      $ 2,474,451      6.00%
         First American Bank           $ 2,293,983     12.53%      $   732,432     4.00%      $ 1,098,648      6.00%
         Tier I Capital
         (to Average Assets):
         Consolidated                  $ 9,258,607      9.42%      $ 3,995,359     4.00%      $ 4,994,199      5.00%
         Eufaula Bank & Trust
           Company                     $ 6,806,624      9.21%      $ 2,956,320     4.00%      $ 3,695,400      5.00%
         First American Bank           $ 2,293,983      8.32%      $ 1,102,560     4.00%      $ 1,378,200      5.00%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

         The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

         Cash, Due From Banks, and Federal Funds Sold:

           The carrying amounts of cash, due from banks, and Federal funds sold approximate their fair value.

         Available For Sale and Held To Maturity Securities:

           Fair values for securities are based on quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

         Loans:

           For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow methods, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow methods or underlying collateral values.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

         Deposits:

           The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

         Other Borrowings:

           The carrying amounts of Federal funds purchased and securities sold under agreements to repurchase approximate their fair value.

         Off-Balance Sheet Instruments:

           Fair values of the Company's off-balance sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

           The estimated fair values of the Company's financial instruments were as follows:

                                                                December 31, 1996                      December 31, 1995
                                                      ----------------------------------       ----------------------------------
                                                          Carrying              Fair              Carrying              Fair
                                                           Amount              Value               Amount              Value
                                                      ---------------     --------------       --------------     ---------------
         Financial assets:
           Cash and due from banks,
                  interest-bearing deposits with
                  banks and Federal funds sold        $     9,445,627     $    9,445,627       $    8,265,042     $     8,265,042
           Securities available for sale                   26,834,414         26,834,414           24,070,186          24,070,186
           Securities held to maturity                     10,062,091         10,484,389            9,887,169          10,196,055
           Loans                                           52,167,811         52,085,279           48,454,746          47,764,946

         Financial liabilities:
           Deposits                                        90,495,197         89,059,793           83,648,725          82,007,183
           Federal funds purchased                          1,200,000          1,200,000              550,000             550,000
           Securities sold under
                  repurchase agreements                     1,475,000          1,475,000                    -                   -

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 13. PARENT COMPANY FINANCIAL INFORMATION

         The following information presents the condensed balance sheets, statements of income and cash flows of Eufaula BancCorp, Inc. as of and for the years ended December 31, 1996 and 1995:

                           CONDENSED BALANCE SHEETS

                                                                              1996                 1995
                                                                          -----------          -----------
         Assets
           Cash                                                           $   197,719          $    34,493
           Investment in subsidiaries                                       9,060,478            8,233,658
           Other assets                                                     1,571,618            1,732,327
                                                                          -----------          -----------

                     Total assets                                         $10,829,815          $10,000,478
                                                                          ===========          ===========

           Liabilities, other                                             $   114,964          $    52,694
                                                                          -----------          -----------

           Shareholders' equity                                            10,714,851            9,947,784
                                                                          -----------          -----------

                     Total liabilities and shareholders' equity           $10,829,815          $10,000,478
                                                                          ===========          ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 13.  PARENT COMPANY FINANCIAL INFORMATION (Continued)

                        CONDENSED STATEMENTS OF INCOME

                                                                                    1996                 1995
                                                                                ------------         ------------
         Income, dividends from subsidiaries                                    $    452,700         $  1,694,000
                                                                                ------------         ------------

         Expense
           Amortization                                                               78,745               78,746
           Interest expense                                                                -              101,455
           Other expense                                                             253,182              198,040
                                                                                ------------         ------------
                     Total expense                                                   331,927              378,241
                                                                                ------------         ------------

                     Income before income tax benefits and equity
                       in undistributed income of subsidiaries                       120,773            1,315,759

         Income tax benefits                                                         (90,115)            (108,045)
                                                                                ------------         ------------

                     Income before equity in undistributed
                       income of subsidiaries                                        210,888            1,423,804

         Equity in undistributed income of subsidiaries                            1,018,201             (311,519)
                                                                                ------------         ------------

                     Net income                                                 $  1,229,089         $  1,112,285
                                                                                ============         ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 13.  PARENT COMPANY FINANCIAL INFORMATION (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   1996                 1995
                                                                               ------------          -----------
         CASH FLOWS FROM OPERATING ACTIVITIES
           Net income                                                          $  1,229,089          $ 1,112,285
                                                                               ------------          -----------
           Adjustments to reconcile net income to net cash
             provided by operating activities:
             Amortization                                                            78,745               78,746
             Undistributed income of subsidiaries                                (1,018,201)             311,519
             Increase (decrease) in taxes payable                                    76,574             (201,254)
                                                                               ------------          -----------
                     Total adjustments                                             (862,882)             189,011
                                                                               ------------          -----------

                     Net cash provided by operating activities                      366,207            1,301,296
                                                                               ------------          -----------

         CASH FLOWS FROM FINANCING ACTIVITIES
           Repayments of long-term debt                                                   -           (1,285,714)
           Dividends paid                                                          (202,981)            (236,811)
                                                                               ------------          -----------

                     Net cash used in financing activities                         (202,981)          (1,522,525)
                                                                               ------------          -----------

         Net increase (decrease) in cash                                            163,226             (221,229)

         Cash at beginning of year                                                   34,493              255,722
                                                                               ------------          -----------

         Cash at end of year                                                   $    197,719          $    34,493
                                                                               ============          ===========

         SUPPLEMENTAL DISCLOSURE OF CASH
           FLOW INFORMATION
           Cash paid during the year for interest                              $          -          $   101,455
