Form 10QSB
period 1997-03-31
EUFAULA BANCCORP INC
filed 1997-05-09
CIK 836043

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

Mark one
[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE   CT OF 1934

                For the quarterly period ended   March 31, 1997
                                                ----------------

[  ]       TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                For the transition period from              to
                                               -----------     -----------

                      Commission File Number:   33-23062


                            Eufaula BancCorp, Inc.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Delaware                                      63-0989868
---------------------------------                --------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)


                Post Office Box 1269,   Eufaula, Alabama  36072
                -----------------------------------------------
                    Address of principal executive offices


                                (334) 687-3581
                                --------------
                          (Issuer's Telephone Number)




                                      N/A
                      -----------------------------------
                (Former name, former address and former fiscal
                 year, if changed since last report)


Check whether the issuer (1) filed all reports required to filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes       X       No
    ------------     ------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of common equity, as of   March 31, 1997   ---------- 1,368,382
                                   -------------------------------------------

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                                     INDEX

Part I.                                                              Page No.

Item 1.      Financial Information
            Consolidated Balance Sheet--March 31, 1997                   3

            Consolidated Statements of Income-Three months               4
            ended  March 31, 1997 and 1996

            Consolidated Statements of Cash Flows;                       5
            Three Months ended  March 31, 1997 and 1996

            Note to Consolidated Financial Statements                    6

Item 2.     Management's discretion and analysis of financial
            condition and results of operations.                     7 & 8

Part II.    Other Information

Item 4.     Any matter submitted to the security holders for a vote     10

Item 6.     Exhibits and reports on Form 8-K                            10

Item  1 - Part 1 - Financial Information

                     EUFAULA BANCCORP, INC. &  SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, l997
                                  (unaudited)
                             (Dollars in Thousands)


ASSETS
------

         Cash & Due from Banks                       $     4981
         Interest bearing deposits in banks                 750
  Investment Securities:
         Held to maturity                                 10042
         Available for Sale at est. market value          25320
          Federal Funds Sold                                  0
          Loans                                           59028
            Less Allowance for loan losses                  643
                                                        -------
                                                          58385
          Premises & Equipment, Net                        2652
                   Intangible Assets                       1529
                   Other Assets                            3112
                                                        -------

         TOTAL  ASSETS                               $   106771

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

         Deposits:
          Non interest-bearing demand                $    17980
          Interest-bearing Demand                         28220
          Savings                                          5492
            Time Deposits                                 39841
    TOTAL DEPOSITS                                   $    91533
    Federal Funds  Purchased                               1950
    Other Liabilities                                      2464
    TOTAL LIABILITIES                                $    95947
STOCKHOLDERS' EQUITY
     Common Stock, par value $1   2,000,000
      shares authorized:        1,368,382 shares issued    1368
Surplus                                                     438
Retained Earnings                                          9302
 unrealized gain (loss) on investments                     (284)

Total Equity                                         $    10824
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY             $   106771

                       CONSOLIDATED STATEMENTS OF INCOME
              Three Months Ended March 31, l997 and March 31, l996
                                  (unaudited)
                (Dollars in Thousands, except per share amounts)


Interest Income                                          1997        1996
         Interest & fees on loans                     $    1,323  $    1,210
         Interest on Federal Funds Sold                       23          33
         Interest on interest-bearing deposits                11           4
         Interest on taxable securities                      455         417
         Interest on not-taxable securities                  120         118
                                                         -------     -------
                                                      $    1,932  $    1,782

Interest Expense
         Interests on deposits                        $      780  $      726
         Interest on long term borrowing                     -0-         -0-
         Interest on Federal Funds Purchased                  31           2
         Net interest income                          $    1,121  $    1,054

Provision for loan losses                                     30          23
                                                         -------     -------
         Net interest income after
             provision for loan losses                $    1,091  $    1,031
Other Operating Income
         Service Charges on deposit accounts                 210         172
         Security Gains                                      -0-           5
         Other Income                                         77          78
                                                         -------     -------
                                                             287         255
Other operating expenses
         Salaries & Other Employee Benefits           $      570  $      496
         Occupancy & Equipment expenses                      142         121
         Other operating expense                             358         280
                                                         -------     -------
                                                      $   1,070   $      897

Income before taxes                                   $      308  $      389
         Applicable Income Taxes                              98         120

Net Income after Taxes                                $      210  $      269
                                                         =======     =======

Per share of common stock based on
average number of shares outstanding
during period
         Net Income                                          .15         .20
Average shares outstanding                             1,368,382   1,368,382
Cash dividends per share of common stock                     .00         .05

The accompanying note is an integral part of these consolidated financial statements.

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              Three Months Ended March 31, 1997 and March 31, l996
                                  (Unaudited)

                             (Dollars in Thousands)

                                                                                     1997       1996
                                                                                   --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                   $   210    $   269

     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation & amortization                                                    49         41
        Provision for loan losses                                                      30         23
        Securities gains                                                                0         (5)
          (Increase) decrease in interest receivable                                   93        144
        Increase in interest payable                                                   15          2
        Other prepaids, deferrals and accruals, net                                  (441)      (463)
                                                                                  -------    -------

              Total adjustments                                                      (254)      (258)
                                                                                  -------    -------

              Net cash provided by operating activities                            $   (44)   $    11
                                                                                   -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales & maturities of investment
      securities                                                                   $ 1,909    $   (84)
     Purchase of investment securities                                                (375)    (2,100)
     Net decrease in Federal Funds sold                                              1,375     (1,575)
     Net (increase) decrease in bank-owned deposits                                     -0-        -0-
     Net increase in loans                                                          (6,903)      (904)
     Purchase of property & equipment                                                 (288)      (141)
                                                                                   -------    -------

              Net cash provided by investing activities                            $(4,282)   $(4,804)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                           $ 1,236    $ 3,115
     Net increase (decrease) in Fed Funds purchased                                    750       (325)
     Repayment of long term debt                                                       -0-        -0-
     Dividends paid                                                                    -0-        (68)
                                                                                   -------    -------
              Net cash used in financing activities                                $ 1,986    $ 2,722

     Net increase (decrease) in cash and due from banks                             (2,340)    (2,071)
     Cash & due from banks, beginning of period                                      7,321      7,215
                                                                                   -------    -------

     Cash & due from banks, end of period                                          $ 4,981    $ 5,144
                                                                                   =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during period for:
              Interest                                                             $   811    $   753

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

                The results of operations for the three month period ended March 31, l997, are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION
-------------------

As of March 31, 1997 , the Company experienced an increase of 9 % in total
assets as compared to March 31, 1996.    This increase is a result of a 20 %
increase in loans and a 6 % increase in deposits.

On January 1, 1994, the Company adopted Statement of Financial Account Standard ("SFAS") no. 115, "Accounting for certain investments in debt and equity securities." The Company classified approximately $20 million of its security portfolio as available for sale. In accordance with SFAS No. 115, those securities are being carried at market value which was, with tax effect, approximately $288,000.00 less than amortized cost at March 31, 1997.

LIQUIDITY
----------

As of March 31, 1997, the liquidity ratio was 35.20 %. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities. Management believes that this ratio is more than adequate to meet the liquidity needs of the Bank.

CAPITAL
-------
Both the leverage capital ratio and the risk-based capital ratio are well above the minimum requirements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                       OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION


Eufaula BancCorp, Inc.'s total assets increased 9 % from March 31, 1996, to March 31, 1997 with total assets outstanding as of month end March, 1997, of $106,771,000. Within the assets category investments remained approximately the same. Net loans increased from $48,732,000 to $58,384,000 an increase of 20 %, and goodwill decreased from $1,608,000 to $1,529,000 a decrease of 5 %. The decrease in goodwill is a result of the write down of the amount paid for First American Bank of Walton County above the book value.

Total deposits increased 6 % from $86,729,000 to $91,533,000, this comes as a result of growth not only in Eufaula but also in Walton County. Capital is up to $10,824,000 an increase of 8.7% over the $9,955,000 at the end of March 1996. Profits at the holding company level decreased to $210,000 or 22% under the first quarter of 1996. Total income of $2,229,000 is 8.89 % over the $2,047,000 for the end of the first quarter of 1996. Interest income was up 10 % to $1,891,000.

Total interest expense was up 11.43 % from March of 1996 to $809,000. Salaries and benefits were up 14.3 %, real estate expense up 45.6 % and other operating expenses up 17 %. Net income after taxes at $210,000 for March 1997, equates to a 22% decrease in the $269,000 net profit figure for March 1996.

Earnings per share of stock at the holding company level are $ .15 or 25 % below the March 1996, figure of $ .20 per share. The book value is up from $7.36 to $7.91 and PE ratio has increased from 16.56 % to 24.18 % since last year. Capital continues to be strong at 10.13% and the holding company is in position to do at least as well as last year. If the next quarter is as good from an earnings perspective we should end up making slightly more than we did last year.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  5-8-97                       EUFAULA BANCCORP, INC.
     ------------
                                    BY: /s/ Greg Faison
                                       -----------------------
                                        Greg Faison, President


                                    BY: /s/ Gloria A. Hagler
                                       -----------------------
                                        Gloria A. Hagler, Secretary/Treasurer

                          PART II - OTHER INFORMATION


Item 4. Any matter submitted to the security holders for a vote.

        The following items were brought before the Eufaula BancCorp, Inc. Shareholders at their last meeting held on April 8, 1997, and at a special called meeting held on December 10,1996, for a vote and were unanimously approved:

        1.  Election of the following directors:
                   For a one year term:
                   Greg B. Faison
                   Kenneth R. McCartha

                   For a two year term:
                   Michael C. Dixon
                   Robert M. Dixon
                   James J. Jaxon, Jr.

                   For a three year term:
                   Janis R. Biggers
                   Thomas Harris
                   Frank McRight

        2. Authorization of Greg Faison to vote the shares held in Eufaula Bank & Trust Company and First American Bank by Eufaula BancCorp, Inc., at their annual Shareholders' meeting.

        3. Approval of Mauldin & Jenkins, CPA's as accountants for Eufaula BancCorp, Inc.

        4. Approval of two-for-one stock split to shareholders of record on December 13, 1996, and payable on December 20, 1996.

        5. Approval to amend the Corporation's Certificate of Incorporation increasing the number of shares of authorized common stock from 2,000,000 shares, $1.00 par value, to 5,000,000 shares, $1.00 par value.

        6. Approved members of the Board of Directors of the Corporation eligibility to be granted stock options pursuant to the terms of Stock Option Plan of 1994.

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             NONE

        (b)  Report on Form 8-K.

             NONE
                                     - 10 -