Form 10QSB
period 1997-06-30
EUFAULA BANCCORP INC
filed 1997-08-08
CIK 836043

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

Mark one
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   June 30, 1997
                                      --------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

        For the transition period from ___________  to ___________

                      Commission File Number:   33-23062



                            Eufaula BancCorp, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                        63-0989868
-------------------------------                       --------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification No.)


                Post Office Box 1269, Eufaula, Alabama  36072
                -----------------------------------------------
                    Address of principal executive offices


                                (334) 687-3581
                                --------------
                          (Issuer's Telephone Number)


                                      N/A
    ----------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of common equity, as of June 30, 1997 ----------  1,388,382
                                      ------------------------------------------

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                                     INDEX


Part I.                                                              Page No.

Item 1.     Financial Information

            Consolidated Balance Sheet--June 30, 1997                    3

            Consolidated Statements of Income-Six months                 4
                ended June 30, 1997 and 1996

            Consolidated Statements of Cash Flows;                       5
                Six Months ended June 30, 1997 and 1996

            Note to Consolidated Financial Statements                    6

Item 2.     Management's discretion and analysis of financial
            condition and results of operations.                       7 & 8

Part II.    Other Information

Item 4.     Any matter submitted to the security holders for a vote     10

Item 6.     Exhibits and reports on Form 8-K                            10

Item 1 - Part 1 - Financial Information

                    EUFAULA BANCCORP, INC. &  SUBSIDIARIES
                          Consolidated Balance Sheet
                                 June 30, 1997
                                  (unaudited)
                            (Dollars in Thousands)


ASSETS
------

   Cash & Due from Banks                              $   6,999
   Interest bearing deposits in banks                       500
Investment Securities:
   Held to maturity                                       9,729
   Available for Sale at est. market value               21,849
   Federal Funds Sold                                     2,275
   Loans                                                 67,300
     Less Allowance for loan losses                         686
                                                       --------
                                                         66,614
  Premises & Equipment, Net                               2,830
        Intangible Assets                                 1,509
        Other Assets                                      2,963
                                                       --------

          TOTAL ASSETS                                $ 115,268
                                                       ========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

          Deposits:
            Non interest-bearing demand               $  20,257
            Interest-bearing Demand                      28,113
            Savings                                       4,929
            Time Deposits                                43,901
                                                       --------
     TOTAL DEPOSITS                                   $  97,200
     Federal Funds Purchased                                500
     Other Borrowings                                     5,000
     Other Liabilities                                    1,165
                                                       --------
     TOTAL LIABILITIES                                $ 103,865
                                                       --------
STOCKHOLDERS' EQUITY
     Common Stock, par value $15,000,000
     shares authorized:    1,388,382 shares issued        1,388
Surplus                                                     498
Retained Earnings                                         9,553
     unrealized gain (loss) on investments                  (36)
                                                       --------

Total Equity                                          $  11,403
                                                       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $ 115,268
                                                       ========

                       CONSOLIDATED STATEMENTS OF INCOME
               Six Months Ended June 30, l997 and June 30, l996
                                  (unaudited)
               (Dollars in Thousands, except per share amounts)


Interest Income                                       1997        1996
     Interest & fees on loans                   $     2943  $     2486
     Interest on Federal Funds Sold                     36          70
     Interest on interest-bearing deposits             292           7
     Interest on taxable securities                    593         865
     Interest on not-taxable securities                239         236
                                                    ------      ------
                                                $     4103  $     3664

Interest Expense
     Interests on deposits                      $     1624  $     1457
     Interest on Federal Funds Purchased/
       Other Borrowed Funds                             98           4
     Net interest income                        $     2381  $     2203

Provision for loan losses                               77          45
                                                    ------      ------
     Net interest income after
       provision for loan losses                $     2304  $     2158
Other Operating Income
     Service Charges on deposit accounts               384         339
     Security Gains                                      5          15
     Other Income                                      194         155
                                                    ------      ------
                                                       583         509
Other operating expenses
     Salaries & Other Employee Benefits         $     1163  $     1004
     Occupancy & Equipment expenses                    293         248
     Other operating expense                           723         602
                                                    ------      ------
                                                $     2179  $     1854

Income before taxes                             $      708  $      813
     Applicable Income Taxes                           231         267

Net Income after Taxes                          $      477  $      546
                                                    ======      ======

Per share of common stock based on
average number of shares outstanding
during period
     Net Income                                        .34         .41
Average shares outstanding                       1,388,382   1,353,204
Cash dividends per share of common stock              .105         .10


The accompanying note is an integral part of these consolidated financial statements.

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                Six Months Ended June 30, 1997 and June 30, l996
                                  (Unaudited)

                             (Dollars in Thousands)

                                                              1997        1996
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                            $   477      $  546

     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Depreciation & amortization                              99          82
       Provision for loan losses                                77          45
       Securities gains                                          5         (15)
       (Increase) decrease in interest receivable               28          35
       Increase in interest payable                             50           2
        Other prepaids, deferrals and accruals, net            193       (1838)
                                                           -------      ------

          Net cash provided by operating activities        $   929      $(1143)
                                                           -------      ------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sales & maturities of investment
       securities                                          $  7355      $ 2357
     Purchase of investment securities                       (2005)      (5071)
     Net decrease in Federal Funds sold                       (900)      (1275)
     Net (increase) decrease in bank-owned deposits            250         -0-
     Net increase in loans                                  (15179)       (724)
     Purchase of property & equipment                         (516)       (222)
                                                           -------      ------

          Net cash provided by investing activities        $(10995)     $(4935)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                   $  6903      $ 8745
     Net increase (decrease) in Fed Funds purchased           (700)       (550)
     Net increase in other borrowings                         3525         -0-
     Proceeds from exercise of stock options                   161         -0-
     Dividends paid                                           (145)       (136)
                                                           -------      ------
          Net cash used in financing activities            $  9744      $ 8059

     Net increase (decrease) in cash and due from banks       (322)       1981
     Cash & due from banks, beginning of period               7321        7215
                                                           -------      ------

     Cash & due from banks, end of period                  $  6999      $ 9196
                                                           =======      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during period for:
          Interest                                         $  1722      $ 1509

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

           The results of operations for the six month period ended June 30, l997, are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION
-------------------

As of June 30, 1997 , the Company experienced an increase of  11.85 % in total
assets as compared to June 30, 1996.    This increase is a result of a 37 %
increase in loans and a 5.2 % increase in deposits.

On January 1, 1994, the Company adopted Statement of Financial Account Standard ("SFAS") no. 115, "Accounting for certain investments in debt and equity securities." The Company classified approximately $20 million of its security portfolio as available for sale. In accordance with SFAS No. 115, those securities are being carried at market value which was, with tax effect, approximately $38,000.00 less than amortized cost at June 30, 1997.

LIQUIDITY
---------

As of June 30, 1997, the liquidity ratio was above 30 %. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities. Management believes that this ratio is more than adequate to meet the liquidity needs of the Bank.

CAPITAL
-------
Both the leverage capital ratio and the risk-based capital ratio are well above the minimum requirements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                       OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION


     Net interest income for six months ended June 30, 1997 amounted to $2,381,000, representing an increase of $178,000 or 8.08% from net interest income of $2,203,000 for the six months ended June 30, 1996. Non-interest income for the six months ended June 30, 1997 amounted to $583,000 as compared to $509,000 for the six months ended June 30, 1996, representing an increase of $74,000 or 14.54%. Service charges on deposit accounts increased $45,000 or 13.27% to $384,000 for the six months ended June 30, 1997 as compared to $339,000 for the six months ended June 30, 1996. This increase in service charges was attributable to an increase in deposits of approximately $5,000,000 to $97,000,000 at June 30, 1997 as compared to $92,000,000 at June 30, 1996.
All other non-interest income increased $29,000 or 17.06% to $199,000 for the six months ended June 30, 1997 as compared to $170,000 for the six months ended June 30, 1996.

     Non-interest expense for the six months ended June 30, 1997 amounted $2,179,000, representing an increase of $325,000 or 17.53% from non-interest expense of $1,854,000 for the six months ended June 30, 1996. Salaries and benefits increased $159,000 or 15.84% to $1,163,000 for the six months ended June 30, 1997 as compared to $1,004,000 for the six months ended June 30, 1996. Approximately $50,000 of the increase in salaries and benefits is attributable to the establishment of a loan production office in Montgomery, Alabama in January of 1997. Occupancy and equipment expense increased $45,000 to $293,000 for six months ended June 30, 1997 as compared to $248,000. The increase in occupancy and equipment expense is attributable to the opening of a new branch bank in Florida and the renovation of the Eufaula Bank. Other non-interest expense increased $121,000 to $723,000 for the six months ended June 30, 1997 as compared to $602,000 for the six months ended June 30, 1996. Directors fees increased $41,000, auditing and accounting expense increased $44,000 and consulting fees increased $13,000.

     Because of the significant increase in non-interest expense, net income decreased $69,000 to $477,000 for the six months ended June 30, 1997 as compared to $546,000 for the six months ended June 30, 1996.

     Total cash and due from banks amounted to $7,499,000 at June 30, 1997 as compared to $9,446,000 at June 30, 1996, representing a decrease of $1,947,000. Securities and temporary investments decreased $4,908,000 to $33,853,000 at June 30, 1997 as compared to $38,761,000 at June 30, 1996. Loans net of allowance for loan losses increased $18,085,000 to $66,614,000 at June 30, 1997 as compared $48,529,000 at June 30, 1996. The increase in loans was funded primarily by the decrease in securities and temporary investments, an increase of $4,841,000 in deposits and an increase of $5,800,000 in short-term borrowing. Total equity increased $1,580,000 to $11,403,00 at June 30, 1997 as compared to $9,823,000 at June 30, 1996. Total assets increased $12,211,000 to $115,268,000 at June 30,1997 as compared to $103,057,000 at June 30, 1996.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: 8-06-97                         EUFAULA BANCCORP, INC.
     ---------
                                      BY: /s/ Greg Faison
                                         ----------------------
                                         Greg Faison, President


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