Form 10KSB/A
period 1996-12-31
EUFAULA BANCCORP INC
filed 1997-10-10
CIK 836043

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A


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

                                      None

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No
            ---     ----

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

As of March 1, 1997, registrant had outstanding 1,353,204 shares of common stock, $1 par value per share, which is registrant's only class of common stock. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $14,126,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART I.

ITEM 1.   BUSINESS OF THE COMPANY AND SUBSIDIARY BANKS

     Eufaula BancCorp, Inc. ("Eufaula BancCorp" or the "Company") is a two-bank holding company incorporated in Delaware in 1988 and headquartered in Eufaula, Alabama. The Company has two subsidiary banks, Eufaula Bank and Trust Company ("Eufaula Bank"), located in Eufaula, Alabama, and First American Bank of Walton County ("American Bank"), located in Santa Rosa Beach, Florida. The Company does not engage in any substantial business other than the normal banking services conducted by its two wholly-owned bank subsidiaries, which are sometimes hereinafter collectively referred to as the "Banks".

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

PAYMENT OF DIVIDENDS AND OTHER RESTRICTIONS

      Eufaula BancCorp is a legal entity separate and distinct from its subsidiaries. There are various legal and regulatory limitations under Federal and state law on the extent to which Eufaula BancCorp's subsidiaries can pay dividends or otherwise supply funds to Eufaula BancCorp.

      The principal source of Eufaula BancCorp's cash revenues is dividends from its subsidiaries and there are certain limitations under Federal and state laws on the payment of dividends by such subsidiaries. The prior approval of the FRB or the applicable state commissioner, as the case may be, is required if the total of all dividends declared by any state member bank of the Federal Reserve System in any calendar year exceeds the Bank's net income (as defined) for that year combined with its retained net income for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The relevant Federal and state regulatory agencies also have authority to prohibit a state member bank or bank holding company, which would include Eufaula BancCorp and the Subsidiary Banks from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound practice in conducting its business. The payment of dividends could, depending upon the financial condition of the subsidiary, be deemed to constitute such an unsafe or unsound practice.

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

     American Bank is subject to supervision and regulation by the State of Florida Department of Banking ("Florida Department"). Under the Florida Banking Code, a state bank may, after making certain chargeoffs, declare a dividend in an amount not to exceed its aggregate net profits of the period combined with its retained net profits of the preceding two years and, with the approval of the Florida Department, may declare a dividend from retained net profits which accrued prior to the preceding two years, provided that the Bank carried 20% of its net profits for such preceding period to its surplus fund, until the same shall at least equal the amount of its common and preferred stock then issued and outstanding.

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

STATE REGULATIONS

     The geographical areas in which a bank holding company may engage in business through bank subsidiaries are a function of the relationship between the banking laws of the state in which the bank holding company maintains its principal place of business and the Holding Company Act. Subject to certain exceptions and in all cases prior regulatory approval, a banking holding company maintaining its principal place of business in the State of Alabama may engage in statewide banking by (i) establishing de novo banks or acquiring existing
                                         -- ----
banks in other counties in the State of Alabama, (ii) causing one or more of its banking subsidiaries to merge across county lines, or (iii) causing its banking subsidiaries to establish branches in one or more counties.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     At a called meeting of shareholders held on December 10, 1996, the following items were unanimously approved by the shareholders:

     (1)    The following directors were elected for the terms indicated:

                        DIRECTOR                       TERM
              ---------------------------       -----------------


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


                                                            BID PRICES                      CASH
                 CALENDAR PERIOD              -----------------------------------        DIVIDENDS
                       1996                           LOW                 HIGH            DECLARED
               -------------------            ---------------     ---------------     ----------------


               Second quarter                  $       9-1/4       $          10       $         0.05
               Third quarter                          10-1/2              11-1/2                 0.05
               Fourth quarter                             12              13-1/2                 0.05

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

  The following table summarizes the regulatory capital levels of the Company at December 31, 1996.

                                          ACTUAL                              REQUIRED                            EXCESS
                            --------------------------------     ---------------------------------    ----------------------------
                                  AMOUNT          PERCENT              AMOUNT          PERCENT              AMOUNT        PERCENT
                            --------------   ---------------     --------------   ----------------    ----------------------------
                                                               (DOLLARS IN THOUSANDS)
                            ------------------------------------------------------------------------------------------------------
Leverage capital           $  9,259                9.42%            $    3,995          4.00%           $     5,264          5.42%
Risk-based capital:
Core capital                  9,259               15.54                  2,383          4.00                  6,876         11.54
    Total capital             9,887               16.60                  4,766          8.00                  5,121          8.60

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

                                                                      YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------
                                                            1996                                 1995
                                           ------------------------------------    --------------------------------
                                                                     (DOLLARS IN THOUSANDS)
                                           ------------------------------------------------------------------------
                                                          INTEREST    AVERAGE                 INTEREST     AVERAGE
                                            AVERAGE       INCOME/     YIELD/       AVERAGE    INCOME/      YIELD/
                                            BALANCE       EXPENSE    RATE PAID     BALANCE    EXPENSE     RATE PAID
                                           ---------    ---------    ---------    --------    --------   ----------
ASSETS
 Interest-earning assets:
   Loans, net of unearned interest           $50,298     $  5,175      10.29%     $ 47,406    $ 4 ,971     10.49%
   Investment securities:
    Taxable                                   28,218        1,802       6.39        23,734      1,519       6.40
    Tax exempt                                 8,462          718       8.48         8,599        752       8.75
   Federal funds sold                          2,059          105       5.10         1,982        112       5.65
                                           ---------     --------                 --------    -------
      Total interest-earning assets           89,037        7,800       8.76        81,721      7,354       9.00
                                           ---------     --------                 --------    -------

 Noninterest-earning assets:
   Cash                                        4,906                                 5,148
   Allowance for loan losses                    (637)                                 (610)
   Unrealized loss on available
    for sale securities                         (247)                                 (130)
   Other assets                                6,086                                 6,010
                                           ---------                              --------
     Total noninterest-earning assets         10,108                                10,418
                                           ---------                              --------

     Total assets                           $ 99,145                              $ 92,139
                                           =========                              ========

                                                                      YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------
                                                            1996                                 1995
                                           ------------------------------------    --------------------------------
                                                                     (DOLLARS IN THOUSANDS)
                                           ------------------------------------------------------------------------
                                                          INTEREST    AVERAGE                 INTEREST     AVERAGE
                                            AVERAGE       INCOME/     YIELD/       AVERAGE    INCOME/      YIELD/
                                            BALANCE       EXPENSE    RATE PAID     BALANCE    EXPENSE     RATE PAID
                                           ---------    ---------    ---------    --------    --------   ----------

LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Interest-bearing liabilities:
   Savings and interest-bearing
     demand deposits                      $ 32,620       $  1,047      3.21  %   $  32,002    $  1,096       3.42 %
  Time deposits                             36,045          1,903      5.28         30,166       1,625       5.39
  Other borrowings                             872             49      5.62          2,105         142       6.75
                                          --------       --------                ---------    --------
    Total interest-bearing                  69,537          2,999      4.31         64,273       2,863       4.45
      liabilities
                                          --------       --------                ---------    --------

  Noninterest-bearing liabilities
   and stockholders' equity:
   Demand deposits                          18,191                                  16,862
   Other liabilities                         1,086                                   1,749
   Stockholders' equity                     10,331                                   9,255
                                          ---------                              ---------
    Total noninterest-bearing
      liabilities and stockholders'
      equity                                29,608                                  27,866
                                          --------                               ---------

Total liabilities and
  stockholders' equity                    $ 99,145                               $  92,139
                                          ========                               =========

Interest rate spread                                                   4.45  %                               4.55 %
                                                                       ====                                  ====

Net interest income                                      $  4,801                            $   4,491
                                                         ========                            =========

Net interest margin                                                    5.39  %                               5.50 %
                                                                       ====                                  ====

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

                                                                YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------------
                                                    1996 VS. 1995                         1995 VS. 1994
                                        -------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
                                        -------------------------------------------------------------------------
                                                         CHANGES DUE TO                        CHANGES DUE TO
                                          INCREASE    --------------------     INCREASE    ---------------------
                                          (DECREASE      RATE       VOLUME     (DECREASE     RATE        VOLUME
                                        -------------------------------------------------------------------------
Increase (decrease) in:
 Income from earning assets:
   Interest and fees on loans             $   204     $   (99)    $     303     $  1,065    $   584     $     481
   Interest on securities:
    Taxable                                   283          (4)          287          177        118            59
    Tax-exempt                                (34)        (22)          (12)          10          5             5
   Interest on Federal funds                   (7)        (11)            4           12         28           (16)
                                        ---------    --------     ---------    ---------    -------     ---------
       Total interest income                  446        (136)          582        1,264        735           529
                                        ---------    --------     ---------    ---------    -------     ---------


Expense from interest-bearing
 liabilities:
 Interest on savings and interest-
   bearing demand deposits                    (49)        (70)           21           98         97             1
 Interest on time deposits                    278         (39)          317          625        459           166
 Interest on other borrowings                 (93)        (10)          (83)           5         (4)            9
                                        ---------    --------     ---------    ---------    -------     ---------
       Total interest expense                 136        (119)          255          728        552           176
                                        ---------    --------     ---------    ---------    -------     ---------

       Net interest income                $   310     $   (17)    $     327     $    536    $   183     $     353
                                        =========     =======     =========    =========    =======     =========

NONINTEREST INCOME

  Following is a comparison of noninterest income for 1996 and 1995.

                                                                                   1996                1995
                                                                           ---------------     ---------------

           Service charges on deposit accounts                               $     745,546       $     683,704
           Insurance commissions                                                     9,030              23,018
           Securities transactions, net                                             27,470               5,567
           Other                                                                    91,728              76,087
                                                                           ---------------     ---------------
                                                                             $     873,774       $     788,376
                                                                           ===============     ===============

Noninterest Expense

  Following is a comparison of noninterest expense for 1996 and 1995.

                                                                               1996                  1995
                                                                      -----------------     -----------------

            Salaries and employee benefits                              $     2,019,949       $     1,882,907
            Equipment and occupancy expense                                     421,244               426,531
            Amortization of intangibles                                          78,745                78,746
            Accounting and legal                                                 93,714               124,142
            State and FDIC assessments                                           20,143               100,620
            Other expenses                                                      917,285               739,674
                                                                      -----------------     -----------------
                                                                        $     3,551,080       $     3,352,620
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

  As of December 31, 1996, the Company's cumulative one-year interest rate sensitivity gap ratio was 58%. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate faster than the Company's interest-earning assets. However, management believes that the type and amount of the Company's interest rate-sensitive liabilities (a significant portion of which are composed of money market, NOW and savings accounts whose yields, to a certain extent, are subject to the discretion of management) may reduce the potential impact that a rise in interest rates might have on the
Company's net interest income.   The Company has found that NOW checking
accounts and savings deposits are generally not sensitive to changes in interest rates. If such liabilities totaling $18,391,000 were included in "one to five years maturity" rather than the "zero to three months maturity", cumulative interest rate sensitivity gap ratio for the cumulative one-year period would be 79% rather than 58%. In addition, the Company has borrowing agreements with three correspondent banks and the Federal Home Loan Bank to provide temporary liquidity as necessary.

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

                                                                     AT DECEMBER 31, 1996
                                            ---------------------------------------------------------------------
                                                                 MATURING OR REPRICING WITHIN
                                            ---------------------------------------------------------------------
                                                ZERO TO         THREE         ONE TO         OVER
                                                 THREE        MONTHS TO        FIVE          FIVE
                                                MONTHS        ONE YEAR         YEARS         YEARS        TOTAL
                                            ---------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
                                            ---------------------------------------------------------------------
EARNING ASSETS:
 Interest-bearing deposits                    $      750     $      --      $      --      $     --     $     750
 Federal funds sold                                1,375            --             --            --         1,375
 Investment securities                               416          3,504          6,603        26,373       36,896
 Loans                                            23,747          9,457         16,790         2,174       52,168
                                            ------------     ----------     ----------     ---------    ---------
                                                  26,288         12,961         23,393        28,547       91,189
                                            ------------     ----------     ----------     ---------    ---------
INTEREST-BEARING LIABILITIES:
 Interest-bearing demand deposits                 26,412            --             --            --        26,412
 Savings                                           5,530            --             --            --         5,530
 Certificates less than $100,000                  11,843          8,771          5,265           --        25,879
 Certificates, $100,000 and over                   5,278          7,615            800           --        13,693
 Federal funds purchased and securities
   sold under agreements to repurchase             2,675            --             --            --         2,675
                                            ------------     ----------     ----------     ---------    ---------
                                                  51,738         16,386          6,065           --        74,189
                                            ------------     ----------     ----------     ---------    ---------

INTEREST RATE SENSITIVITY GAP                 $  (25,450)    $   (3,425)    $   17,328     $  28,547    $  17,000
                                            ============     ==========     ==========     =========    =========

CUMULATIVE INTEREST RATE SENSITIVITY GAP      $  (25,450)    $  (28,875)    $  (11,547)    $  17,000
                                            ============     ==========     ==========     =========

INTEREST RATE SENSITIVITY GAP RATIO                 0.51           0.79           3.86           N/A
                                            ============     ==========     ==========     =========

CUMULATIVE INTEREST RATE SENSITIVITY GAP
   RATIO                                            0.51           0.58           0.84          1.23
                                            ============     ==========     ==========     =========

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

                                                             DECEMBER 31,
                                                                 1996
                                                              (Dollars in
                                                              Thousands)
                                                          -------------------
MATURITY:
   One year or less                                       $            33,204
   After one year through five years                                   16,790
   After five years                                                     2,174
                                                          -------------------
                                                          $            52,168
                                                          ===================

     The following table summarizes loans at December 31, 1996 with the due dates after one year which (i) have predetermined interest rates and (ii) have floating or adjustable interest rates.

                                                         DECEMBER 31,
                                                             1996
                                                          (Dollars in
                                                          Thousands)
                                                     -------------------

 Predetermined interest rates                          $          18,964
 Floating or adjustable interest rates                                 -
                                                     -------------------
                                                       $          18,964
                                                     ===================

     Records were not available to present the above information on maturity or repricing for each category listed in the loan portfolio below and could not be reconstructed without undue burden.

LOAN PORTFOLIO

     The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                                      DECEMBER 31,
                                                                         -----------------------------------
                                                                                 1996                1995
                                                                         ---------------     ---------------
                                                                                (DOLLARS IN THOUSANDS)
                                                                         -----------------------------------

      Commercial, financial and agricultural                               $      11,276       $       9,255
      Real estate - construction                                                   2,896               5,311
      Real estate - mortgage                                                      27,692              23,814
      Consumer instalment loans                                                   10,468              10,045
      Other                                                                           41                 231
                                                                         ---------------     ---------------
                                                                                  52,373              48,656
      Unearned discount                                                             (205)               (201)
      Allowance for loan losses                                                     (656)               (605)
                                                                         ---------------     ---------------
      Loans, net                                                           $      51,512       $      47,850
                                                                         ===============     ===============

NONPERFORMING LOANS

    The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                                      DECEMBER 31,
                                                                          ----------------------------------
                                                                                  1996               1995
                                                                          ---------------    ---------------
                                                                                 (DOLLARS IN THOUSANDS)
                                                                          ----------------------------------

      Loans accounted for on a nonaccrual basis                               $           -      $           1

      Instalment loans and term loans contractually past due ninety
        days or more as to interest or principal payments and still accruing             23              1,023

      Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of
        deterioration in the financial position of the borrower                           -                  -

      Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan
        repayment terms                                                                   -                  -


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

                                                                               AT DECEMBER 31,
                                                             ---------------------------------------------------
                                                                        1996                      1995
                                                             -------------------------   -----------------------
                                                                           PERCENT OF               PERCENT OF
                                                                            Loans in                Loans in
                                                                           Category to              Category to
                                                                Amount     Total Loans    Amount    Total Loans
                                                             ----------    -----------   --------   ------------
                                                                          (DOLLARS IN THOUSANDS)
                                                             ---------------------------------------------------
Commercial, financial, industrial and agricultural             $    230         22%      $   212         19%
  Real estate                                                        98         58            91         60
  Consumer                                                          164         20           151         21
  Unallocated                                                       164          -           151          -
                                                             ----------     --------     -------      -----
                                                               $    656        100%      $   605        100%
                                                             ==========     ========     =======      =====

     The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                       DECEMBER 31,
                                                                          -----------------------------------
                                                                                  1996                1995
                                                                          ---------------     ---------------
                                                                                 (DOLLARS IN THOUSANDS)
                                                                          -----------------------------------

      Average amount of loans outstanding                                   $      50,298       $      47,406
                                                                          ===============     ===============

      Balance of reserve for possible loan losses at beginning of period              605                 626
                                                                          ---------------     ---------------

      Charge-offs:
        Commercial, financial and agricultural                                          6                  87
        Real estate                                                                     -                   -
        Consumer                                                                       40                  28
                                                                          ---------------     ---------------
                                                                                       46                 115
                                                                          ---------------     ---------------
      Recoveries:
        Commercial, financial and agricultural                                          9                   5
        Real estate                                                                     -                   1
        Consumer                                                                        7                   2
                                                                          ---------------     ---------------
                                                                                       16                   8
                                                                          ---------------     ---------------
      Net charge-offs                                                                  30                 107
                                                                          ---------------     ---------------
      Additions to reserve charged to operating expenses                               81                  86
                                                                          ---------------     ---------------
      Balance of reserve for possible loan losses                           $         656       $         605
                                                                          ===============     ===============
      Ratio on net loan charge-offs to average loans                                 0.23%               0.23%
                                                                          ===============     ===============

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

TYPES OF INVESTMENTS

     The amortized cost and fair value of securities are summarized as follows:

                                                                           GROSS             GROSS
                                                       AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                         COST              GAINS             LOSSES            VALUE
                                                 ----------------   ----------------  ---------------    ----------------
                SECURITIES AVAILABLE FOR SALE
                  DECEMBER 31, 1996:
                    U. S. GOVERNMENT AND AGENCY
                      SECURITIES                   $   23,516,656     $      39,018    $     (204,262)     $   23,351,412
                  MORTGAGE-BACKED SECURITIES            3,002,140             6,672           (13,860)          2,994,952
                  OTHER SECURITIES                        469,633            18,417                 -             488,050
                                                 ----------------   ---------------  ----------------    ----------------
                                                   $   26,988,429     $      64,107    $     (218,122)     $   26,834,414
                                                 ================   ===============  ================    ================


                  December 31, 1995:
                    U. S. Government and agency
                      securities                   $   20,326,674     $     222,918    $      (93,445)     $   20,456,147
                  Mortgage-backed securities            3,115,904            18,503           (10,718)          3,123,689
                  Other securities                        462,657            27,693                 -             490,350
                                                 ----------------   ---------------  ----------------    ----------------
                                                   $   23,905,235     $     269,114    $     (104,163)     $   24,070,186
                                                 ================   ===============  ================    ================

                                                                            GROSS             GROSS
                                                        AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                          COST              GAINS             LOSSES            VALUE
                                                  ----------------   ----------------   ---------------    ----------------
                SECURITIES HELD TO MATURITY
                  DECEMBER 31, 1996:
                    U. S. GOVERNMENT AND AGENCY
                      SECURITIES                    $      750,000     $           -    $      (11,095)     $      738,905
                  STATE AND MUNICIPAL SECURITIES         8,707,202           436,566            (3,415)          9,140,353
                  MORTGAGE-BACKED SECURITIES               604,889             6,133            (5,891)            605,131
                                                  ----------------   ---------------   ----------------    ----------------
                                                    $   10,062,091     $     442,699    $      (20,401)     $   10,484,389
                                                  ================   ================  ===============    ================


                December 31, 1995:
                  U. S. Government and agency
                      securities                    $     750,000      $           -    $       (5,935)     $      744,065
                  State and municipal securities        8,413,513            324,481           (10,262)          8,727,732
                  Mortgage-backed securities              723,656              7,202            (6,600)            724,258
                                                  ----------------   ---------------  ----------------    ----------------
                                                    $   9,887,169      $     331,683    $      (22,797)     $   10,196,055
                                                  ================   ===============  ================    ================

MATURITIES

  The amounts of investment securities in each category as of December 31, 1996 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                   U.S. TREASURY AND
                                                OTHER U. S. GOVERNMENT                         STATE AND
                                               AGENCIES AND CORPORATIONS                POLITICAL SUBDIVISIONS
                                                                   YIELD                                   YIELD
                                             AMOUNT                 (1)                 AMOUNT             (1) (2)
                                        ---------------      ----------------      ---------------     ----------
                                                                  (DOLLARS IN THOUSANDS)
                                        -------------------------------------------------------------------------
MATURITY:
 One year or less                         $       2,495            6.42%             $         100           7.50%
 After one year through five years                8,099            6.45                      2,745           8.06
 After five years through ten years              17,595            6.46                      5,110           8.03
 After ten years                                      -               -                        752           8.75
                                        ---------------      ----------------      ---------------     ----------
                                          $      28,189            6.45%             $       8,707           8.10%
                                        ===============      ================      ===============     ==========

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

                                                                              YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------------
                                                                    1996                                   1995
                                                   -----------------------------------    -----------------------------------
                                                           AMOUNT             RATE                AMOUNT             RATE
                                                   -----------------   ---------------    -----------------   ---------------
                                                                              (DOLLARS IN THOUSANDS)
                                                   --------------------------------------------------------------------------

Noninterest-bearing demand deposits                  $        18,191             -  %       $        16,862             -  %
Interest-bearing demand and savings deposits                  32,620          3.21                   32,002          3.42
Time deposits                                                 36,045          5.28                   30,166          5.39
                                                   -----------------                      -----------------
       Total deposits                                $        86,856                        $        79,030
                                                   =================                      =================

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

                                                                DECEMBER 31, 1996
                                                                -----------------
                                                                   (DOLLARS IN
                                                                    THOUSANDS)
                                                               -----------------

            Three months or less                               $         5,278
            Over three through twelve months                             7,615
            Over twelve months                                             800
                                                               ---------------
                   Total                                       $        13,693
                                                               ===============

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

                                                   YEAR ENDED DECEMBER 31,
                                          ---------------------------------------
                                                   1996                  1995
                                          -------------------      --------------

Return on assets                                  1.24%                 1.21%

Return on equity                                 11.90                 12.02

Dividends payout                                 23.26                 22.22

Equity to assets ratio                           10.42                 10.04


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

  Following is a summary of the commitments outstanding at December 31, 1996 and 1995.

                                                                 DECEMBER 31,
                                                     ----------------------------------
                                                             1996               1995
                                                     ---------------    ---------------
                                                            (DOLLARS IN THOUSANDS)
                                                     ----------------------------------
         Loans sold with recourse                      $       1,909      $       1,466
         Commitments to extend credit                          7,972              8,770
         Standby letters of credit                             1,390              1,273
                                                     ---------------    ---------------
                                                       $      11,271      $      11,509
                                                     ===============    ===============

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

  Consolidated Statements of Stockholders' Equity - Years Ended December 31,
    1996 and 1995

  Consolidated Statements of Cash Flows - Years Ended December 31, 1996 and 1995

  Notes to Consolidated Financial Statements.

ITEM 8. DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

  During 1996 and 1995, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth certain information on the current directors and executive officers of the Company.

                                                            PRINCIPAL OCCUPATION OR                      DIRECTOR
               Name               Age                 EMPLOYMENT DURING LAST FIVE YEARS                   SINCE
------------------------------  ------    ----------------------------------------------------    ---------------


Michael C. Dixon                  55      Secretary-Treasurer, M. C. Dixon                                 1988
 (1)                                      Lumber Co., Inc.

Robert M. Dixon                   64      President, M. C. Dixon Lumber Co., Inc.                          1988
 (1)

Gregory B. Faison                 49      President and Chief Executive Officer of the                     1988
                                          Company and Eufaula Bank and Trust Company

James J. Jaxon, Jr.               49      President, J. J. Jaxon Co., Inc.; General Partner,               1988
                                          Memory Gardens of Eufaula

Janis Biggers                     45      Certified Public Accountant, Partner,                            1993
                                          Coates, McCallar and Biggers

Thomas Harris                     49      Senior Managing Director of Merchant Capital                     1996

Frank McRight                     58      Attorney, Partner, McRight, Jackson, Dorman,                     1996
                                          Myrick & Moore, L.L.C.

Edward D. Garrison                44      Vice President; Vice President of                                   -
                                          Eufaula Bank and Trust Company

Gloria A. Hagler                  55      Vice President; Vice President and Comptroller                      -
                                          of Eufaula Bank and Trust Company

Charles R. Schaeffer              39      Chief Operating Officer of Eufaula Bank and                         -
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

                                        SUMMARY COMPENSATION TABLE
                                         ANNUAL COMPENSATION                   AWARDS          PAYOUTS
                          ----------------------------------------------
                                                                                                         ALL OTHER
                                                                                                          ANNUAL
     NAME AND                                              OTHER ANNUAL   RESTRICTED   OPTIONS    LTIP    COMPEN-
 PRINCIPAL POSITION     YEAR      SALARY        BONUS      COMPENSATION   STOCK AWARD   SARs    PAYOUTS   SATION
-------------------------------------------------------------------------------------------------------------------
Gregory B. Faison     1996    $  111,258    $  55,953    $       5,220    $     -         -      $   -    $    -
                      1995       105,960       52,779            4,756          -         -          -         -
                      1994       100,960       51,015            4,316          -         -          -         -

Stock Option Exercises During 1996 and Stock Option Year-End Values

  The following table sets forth information with respect to options exercised by the named executive officer in the last fiscal year and the number and value of unexercised options and SARs held as of the end of the last fiscal for the executive officer named in the Summary Compensation Table.

       AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES

                                              NUMBER OF SECURITIES             VALUE OF UNEXERCISED IN-
                                             UNDERLYING UNEXERCISED            THE-MONEY OPTIONS/SAR AT
                       SHARES               OPTIONS/SARS AT FY-END (#)              FY-END ($) (1)
                     ACQUIRED ON   VALUE    --------------------------      -------------------------------
      NAME            EXERCISE    REALIZED  EXERCISABLE  UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
------------------   -----------  --------  -----------  -------------      ------------    ---------------

Gregory B. Faison           -    $   -        28,000         80,000  (2)    $  357,000     $  1,020,000  (2)

(1) The fiscal-year end values are calculated based upon the last known sales price for the Common Stock on December 31, 1996.

(2) This option was granted pursuant to the Company's 1994 Incentive Stock Option Plan for Mr. Faison at an exercise price of $6.00 per share. The option first became exercisable in 1995 and vests at a rate of 10,000 shares per year.

NON-QUALIFIED SUPPLEMENTAL RETIREMENT BENEFIT AGREEMENT

  The Company has entered into a non-qualified supplemental retirement benefit agreement with Gregory B. Faison. Pursuant to this agreement, which is fully financed by life insurance, the Company has agreed to pay Mr. Faison a benefit in the event of his retirement, death or termination of his service as a director of the bank. The benefit paid by the Company to the beneficiaries of Mr. Faison by reason of his death shall be an amount equal to the value of his liability reserve account, if any, at the time of his death. The annual benefit to be paid by reason of his retirement or termination of his service as a director of the Bank shall commence at the time of his retirement or age 65 whichever occurs later and shall be an amount determined by a formula that depends upon future events. This benefit will be paid each year for the life of Mr. Faison and is currently projected to be approximately $68,360.00 in the first year with a small increase in that amount thereafter.

  Mr. Faison is also a party to an endorsement split dollar agreement that will provide a life insurance benefit to his beneficiary in an amount that is projected to be between $430,000 and $850,000 depending upon the time of his death. The Company is the owner and beneficiary of the life insurance policy that is the subject of this agreement and has by endorsement given Mr. Faison the right to designate the beneficiary of 80% of the net-at-risk life insurance portion of that policy. The net-at-risk life insurance portion of the policy is defined as the difference between the total death benefit of the policy and the policy's cash surrender value.

COMPENSATION OF DIRECTORS

  All outside directors receive a fee of $2,500 annually, $1,000 per quarter and an additional $200 for each meeting attended.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of the common stock as of December 31, 1996, by each person who is known to the Board of Directors of the Company to own beneficially five percent (5%) or more of the outstanding common stock.

                                                                         NUMBER OF
                                                                         SHARES OF
                                                                       COMMON STOCK
                                                                       BENEFICIALLY           PERCENT OF
             NAME AND ADDRESS OF BENEFICIAL OWNER                           OWNED               CLASS (1)
-------------------------------------------------------------       -----------------      --------------
Michael C. Dixon                                                          157,867               11.67%
Robert M. Dixon                                                           156,918               11.60%
Cede & Company                                                            264,662               19.56%

SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS

    The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of the record date, by directors, nominees for election as directors, executive officers named in the Summary Compensation Table and by all directors and executive officers as a group.

                                                                                                  COMMON STOCK
                                                                                                 BENEFICIALLY
                                                                                                  OWNED AS OF
                                                            POSITION WITH                         DECEMBER 31,          PERCENT OF
      NAME OF BENEFICIAL OWNER                               THE COMPANY                              1996              CLASS (1)
-------------------------------------    -------------------------------------------------    ------------------    ---------------
Michael C. Dixon (2)                       Director                                                      157,862         11.67%
Robert M. Dixon (3)                        Director                                                      156,918         11.60%
Gregory B. Faison (4)                      President, Chief Executive Officer and Director                72,262          5.32%
James J. Jaxon, Jr. (5)                    Director                                                       13,075          0.97%
Janis Biggers                              Director                                                        1,773          0.13%
Thomas Harris                              Director                                                            -             -%
Frank McRight                              Director                                                            -             -%
All directors and executive                                                                              401,890         28.16%
  officers as a group (7 persons
  including those listed above)

(1) Based on 1,353,204 shares of common stock outstanding and 74,000 exercisable stock options granted to officers of the Company. Except as otherwise specified, each individual has sole and direct beneficial ownership interest and voting rights with respect to all shares of common stock indicated.

(2) Includes 2,712 shares held for the estate of his deceased father ( 1/2 interest) and 8,168 shares held as custodian for his children, but does not include 1,360 shares held by his wife.

(3) Includes 2,712 shares held for the estate of his deceased father ( 1/2 interest), but does not include 3,192 shares owned by his wife.

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

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B.

 EXHIBIT
   NO.                              DESCRIPTION
 -------           ------------------------------------------------------------

   3.1 Articles of Incorporation of the Registrant, as amended through April 30, 1993 (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference.)

   3.1a Certificate of Amendment of Certificate of Incorporation of the Registrant effective December 24, 1996 (filed as Exhibit 3.1a to the Registrant's Annual Report on Form 10-KSB (file number 33-23062), filed with the Commission on March 31, 1997 and incorporated herein by reference).

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

   10.4 Deferred Compensation Agreement between Eufaula Bank & Trust Company and Director (Sample Form) )(filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference.)

   10.5 Deferred Compensation Agreement between Eufaula Bank & Trust Company and Director (Sample Form) effective July 23, 1996 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on March 31, 1997 and incorporated herein by reference.)

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

                             EUFAULA BANCCORP, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Consolidated financial statements:

  Independent Auditor's Report
  Consolidated Balance Sheets - December 31, 1996 and 1995
  Consolidated Statements of Income - Years ended December 31, 1996 and 1995 Consolidated Statements of Stockholders' Equity - Years ended December 31,
    1996 and 1996
  Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995 Notes to Consolidated Financial Statements


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



                                             /s/ Mauldin & Jenkins, LLC

Albany, Georgia
February 13, 1997


                                                      EUFAULA BANCCORP, INC.
                                                         AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS
                                                    DECEMBER 31, 1996 AND 1995
----------------------------------------------------------------------------------------------------------------------------------

                                      ASSETS                                               1996                     1995
                                      ------                                        ------------------        -----------------
Cash and due from banks                                                             $        7,320,627        $       7,215,042
Interest-bearing deposits in banks                                                             750,000                  250,000
Federal funds sold                                                                           1,375,000                  800,000
Securities available for sale, at fair value (Note 2)                                       26,834,414               24,070,186
Securities held to maturity, at cost (fair value
 $10,484,389 and $10,196,055) (Note 2)                                                      10,062,091                9,887,169
Loans (Note 3)                                                                              52,167,811               48,454,746
Less allowance for loan losses                                                                 656,256                  605,163
                                                                                    ------------------        -----------------
       Loans, net                                                                           51,511,555               47,849,583
                                                                                    ------------------        -----------------
Premises and equipment, net (Note 4)                                                         2,413,164                2,067,415
Other real estate                                                                              804,435                        -
Other assets                                                                                 3,744,747                3,179,220
                                                                                    ------------------        -----------------
                                                                                    $      104,816,033        $      95,318,615
                                                                                    ==================        =================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Deposits:
 Noninterest-bearing demand                                                         $       18,783,155        $      18,570,522
 Interest-bearing demand                                                                    26,412,239               26,282,705
 Savings                                                                                     5,530,097                4,757,333
 Time, $100,000 and over                                                                    13,692,689               11,693,517
 Other time                                                                                 25,879,298               22,310,155
                                                                                    ------------------        -----------------
       Total deposits                                                                       90,297,478               83,614,232
Federal funds purchased                                                                      1,200,000                  550,000
Securities sold under repurchase agreements                                                  1,475,000                        -
Other liabilities                                                                            1,128,704                1,206,599
                                                                                    ------------------        -----------------
                                                                                            94,101,182               85,370,831
                                                                                    ------------------        -----------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 9)

Stockholders' equity
 Preferred stock, par value $.10; 50,000 shares
   authorized, none issued
 Common stock, par value $1; 5,000,000 shares authorized,
   1,353,204 and 676,602 shares issued, respectively                                         1,353,204                  676,602
 Surplus                                                                                       232,587                  909,189
 Retained earnings                                                                           9,221,469                8,263,021
 Unrealized gains (losses) on securities available for sale,
   net of taxes                                                                                (92,409)                  98,972
                                                                                    ------------------        -----------------
       Total stockholders' equity                                                           10,714,851                9,947,784
                                                                                    ------------------        -----------------
       Total liabilities and stockholders' equity                                   $      104,816,033        $      95,318,615
                                                                                    ==================        =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      EUFAULA BANCCORP, INC.
                                                         AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                              YEARS ENDED DECEMBER 31, 1996 AND 1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            1996                   1995
                                                                                    ------------------     ------------------
INTEREST INCOME
 Interest and fees on loans                                                           $      5,175,472       $      4,970,628
 Interest on taxable securities                                                              1,776,018              1,495,560
 Interest on nontaxable securities                                                             473,567                495,656
 Interest on deposits in other banks                                                            26,085                 22,860
 Interest on Federal funds sold                                                                105,007                112,292
                                                                                    ------------------     ------------------
                                                                                             7,556,149              7,096,996
                                                                                    ------------------     ------------------
INTEREST EXPENSE
 Interest on deposits                                                                        2,950,361              2,720,989
 Interest on Federal funds purchased                                                            24,265                 40,548
 Interest on securities sold under repurchase agreements                                        24,650                      -
 Interest on other borrowings                                                                        -                101,455
                                                                                    ------------------     ------------------
                                                                                             2,999,276              2,862,992
                                                                                    ------------------     ------------------
       Net interest income                                                                   4,556,873              4,234,004
PROVISION FOR LOAN LOSSES (NOTE 3)                                                              81,000                 86,150
                                                                                    ------------------     ------------------
       Net interest income after provision for loan losses                                   4,475,873              4,147,854
                                                                                    ------------------     ------------------
OTHER INCOME
 Service charges on deposit accounts                                                           745,546                683,704
 Insurance commissions                                                                           9,030                 23,018
 Security transactions, net                                                                     27,470                  5,567
 Other                                                                                          91,728                 76,087
                                                                                    ------------------     ------------------
                                                                                               873,774                788,376
                                                                                    ------------------     ------------------
OTHER OPERATING EXPENSES
 Salaries and other employee benefits                                                        2,019,949              1,882,907
 Equipment and occupancy expense                                                               421,244                426,531
 Amortization of intangibles                                                                    78,745                 78,746
 Legal and professional expense                                                                 93,714                124,142
 State and FDIC assessments                                                                     20,143                100,620
 Other operating expense                                                                       917,285                739,674
                                                                                    ------------------     ------------------
                                                                                             3,551,080              3,352,620
                                                                                    ------------------     ------------------
       Income before income taxes                                                            1,798,567              1,583,610
APPLICABLE INCOME TAXES                                                                        569,478                471,325
                                                                                    ------------------     ------------------
       Net income                                                                     $      1,229,089       $      1,112,285
                                                                                    ==================     ==================
NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT
 Primary                                                                              $           0.86       $           0.81
                                                                                    ==================     ==================
 Fully diluted                                                                        $           0.84       $           0.80
                                                                                    ==================     ==================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      EUFAULA BANCCORP, INC.
                                                         AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              YEARS ENDED DECEMBER 31, 1996 AND 1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      UNREALIZED
                                                                                                         GAINS
                                                                                                      (LOSSES) ON
                                                                                                      SECURITIES
                                             COMMON STOCK                                              AVAILABLE
                                     ---------------------------      CAPITAL         RETAINED         FOR SALE,
                                        SHARES       PAR VALUE        SURPLUS         EARNINGS       NET OF TAXES         TOTAL
                                     -----------    ------------    -----------     ------------     ------------     -------------
BALANCE, DECEMBER 31, 1994               676,602    $    676,602    $   909,189     $  7,387,547     $   (411,675)    $   8,561,663
 Net income                                    -               -              -        1,112,285                -         1,112,285
 Cash dividend declared,
   $.18 per share                              -               -              -         (236,811)               -          (236,811)

 Net change in unrealized gains
   on securities available-for-sale,
   net of tax                                  -               -              -                -          510,647           510,647
                                     -----------    ------------    -----------     ------------     ------------     -------------
BALANCE, DECEMBER 31, 1995               676,602         676,602        909,189        8,263,021           98,972         9,947,784
 Net income                                    -               -              -        1,229,089                -         1,229,089
 Cash dividend declared,
   $.20 per share                              -               -              -         (270,641)               -          (270,641)

 Net change in unrealized (losses)
   on securities available-for-sale,
   net of tax                                  -               -              -                -         (191,381)         (191,381)

 Two-for-one common stock
   split                                 676,602         676,602       (676,602)               -                -                 -
                                     -----------    ------------    -----------     ------------     ------------     -------------
BALANCE, DECEMBER 31, 1996             1,353,204    $  1,353,204    $   232,587     $  9,221,469     $    (92,409)    $  10,714,851
                                     ===========    ============    ===========     ============     ============     =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                      EUFAULA BANCCORP, INC.
                                                         AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              YEARS ENDED DECEMBER 31, 1996 AND 1995

----------------------------------------------------------------------------------------------------------------------------------
                                                                                             1996                     1995
                                                                                      -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                           $       1,229,089        $       1,112,285
                                                                                    -------------------      -------------------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                                                 184,564                  160,057
   Amortization                                                                                  78,745                   78,746
   Provision for loan losses                                                                     81,000                   86,150
   Provision for deferred taxes                                                                    (913)                 (10,813)
   Gain on sale of asset                                                                              -                   (1,028)
   Net realized gains on securities available for sale                                          (27,470)                  (5,567)
   Increase in interest receivable                                                              (44,025)                (372,004)
   Increase (decrease) in interest payable                                                       (5,939)                 152,951
   Increase (decrease) in taxes payable                                                         (58,413)                  67,862
   Other prepaids, deferrals and accruals, net                                                 (620,612)                  86,062
                                                                                      -----------------        -----------------
       Total adjustments                                                                       (413,063)                 242,416
                                                                                      -----------------        -----------------
       Net cash provided by operating activities                                                816,026                1,354,701
                                                                                      -----------------        -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
 (Increase) decrease in interest-bearing deposits in banks                                     (500,000)                 550,867
 (Increase) decrease in Federal funds sold                                                     (575,000)               1,350,000
 Purchases of securities available for sale                                                 (13,110,890)             (14,166,167)
 Proceeds from sales of securities available for sale                                         6,809,250                5,791,864
 Proceeds from maturities of securities available for sale                                    3,245,913                4,849,563
 Purchases of securities held to maturity                                                      (997,428)                 (86,684)
 Proceeds from maturities of securities held to maturity                                        822,506                  305,548
 Increase in loans, net                                                                      (4,547,404)              (7,133,701)
 Proceeds from sale of assets                                                                         -                   19,949
 Purchase of premises and equipment                                                            (530,313)                 (94,465)
                                                                                      -----------------        -----------------
       Net cash used in investing activities                                                 (9,383,366)              (8,613,226)
                                                                                      -----------------        -----------------


                                                      EUFAULA BANCCORP, INC.
                                                         AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              YEARS ENDED DECEMBER 31, 1996 AND 1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             1996                     1995
                                                                                      -----------------        -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in deposits                                                                 $       6,750,906        $      10,102,456
 Repayment of long-term debt                                                                          -               (1,285,714)
 Increase in securities sold under repurchase agreements                                      1,475,000                        -
 Increase in Federal funds purchased                                                            650,000                  200,000
 Dividends paid                                                                                (202,981)                (236,811)
                                                                                      -----------------        -----------------
       Net cash provided by financing activities                                              8,672,925                8,779,931
                                                                                      -----------------        -----------------
Net increase in cash and due from banks                                                         105,585                1,521,406
Cash and due from banks at beginning of year                                                  7,215,042                5,693,636
                                                                                      -----------------        -----------------
Cash and due from banks at end of year                                                $       7,320,627        $       7,215,042
                                                                                      =================        =================

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.    SECURITIES

          The amortized cost and fair value of securities are summarized as follows:

                                                                         GROSS             GROSS
                                                    AMORTIZED         UNREALIZED        UNREALIZED            FAIR
                                                       COST              GAINS             LOSSES             VALUE
                                                 --------------     -------------    --------------      --------------
           SECURITIES AVAILABLE FOR SALE
            DECEMBER 31, 1996:
              U. S. GOVERNMENT AND AGENCY
                SECURITIES                       $   23,516,656     $      39,018    $     (204,262)     $   23,351,412
              MORTGAGE-BACKED SECURITIES              3,002,140             6,672           (13,860)          2,994,952
              OTHER SECURITIES                          469,633            18,417                 -             488,050
                                                 --------------     -------------    --------------      --------------
                                                 $   26,988,429     $      64,107    $     (218,122)     $   26,834,414
                                                 ==============     =============    ==============      ==============

            December 31, 1995:
              U. S. Government and agency
                securities                       $   20,326,674     $     222,918    $      (93,445)     $   20,456,147
              Mortgage-backed securities              3,115,904            18,503           (10,718)          3,123,689
              Other securities                          462,657            27,693                 -             490,350
                                                 --------------     -------------    --------------      --------------
                                                 $   23,905,235     $     269,114    $     (104,163)     $   24,070,186
                                                 ==============     =============    ==============      ==============

                                                                         GROSS             GROSS
                                                    AMORTIZED         UNREALIZED        UNREALIZED            FAIR
                                                       COST              GAINS             LOSSES             VALUE
                                                 --------------     -------------    --------------      --------------

            SECURITIES HELD TO MATURITY
              DECEMBER 31, 1996:
                U. S. GOVERNMENT AND AGENCY
                  SECURITIES                     $      750,000     $           -    $      (11,095)     $      738,905
                STATE AND MUNICIPAL SECURITIES        8,707,202           436,566            (3,415)          9,140,353
                MORTGAGE-BACKED SECURITIES              604,889             6,133            (5,891)            605,131
                                                 --------------     -------------    --------------      --------------
                                                 $   10,062,091     $     442,699    $      (20,401)     $   10,484,389
                                                 ==============     =============    ==============      ==============

              December 31, 1995:
                U. S. Government and agency
                  securities                     $      750,000     $           -    $       (5,935)     $      744,065
                State and municipal securities        8,413,513           324,481           (10,262)          8,727,732
                Mortgage-backed securities              723,656             7,202            (6,600)            724,258
                                                 --------------     -------------    --------------      --------------
                                                 $    9,887,169     $     331,683    $      (22,797)     $   10,196,055
                                                 ==============     =============    ==============      ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                  SECURITIES AVAILABLE FOR SALE         SECURITIES HELD TO MATURITY
                                              -----------------------------------   ----------------------------------
                                                    AMORTIZED            FAIR            AMORTIZED            FAIR
                                                      COST               VALUE              COST              VALUE
                                              ----------------   ----------------   ---------------   ----------------

          Due in one year or less             $    2,013,341     $    2,007,112     $     100,220     $      100,125
          Due from one year to five years          4,257,122          4,249,668         2,995,236          3,087,897
          Due from five to ten years              17,246,193         17,094,632         5,610,003          5,898,662
          Due after ten years                              -                  -           751,743            792,574
          Mortgage-backed securities               3,002,140          2,994,952           604,889            605,131
          Marketable equity securities               469,633            488,050                 -                  -
                                            ----------------   ----------------   ---------------   ----------------
                                              $   26,988,429     $   26,834,414     $  10,062,091     $   10,484,389
                                            ================   ================   ===============   ================

          Securities with a carrying value of $15,681,776 and $15,114,349 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.

          Gross realized gains and gross realized losses on sales of securities were:

                                                                                       DECEMBER 31,
                                                                           -----------------------------------
                                                                                   1996                1995
                                                                           ---------------     ---------------
           Gross realized gains on sales of securities                     $      34,729       $      19,836
           Gross losses on sales of securities                                     7,259              14,269
                                                                         ---------------     ---------------
           Net realized gains on sales of securities available for sale    $      27,470       $       5,567
                                                                         ===============     ===============

         Under special provisions adopted by the Financial Accounting Standards Board in October 1995, the Company transferred $1,794,640 from securities being held to maturity to securities available for sale on December 31, 1995, resulting in a net gain of $21,504 which was included in stockholders' equity at $12,902 net of related taxes of $8,602.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:

                                                                            DECEMBER 31,
                                                              --------------------------------------
                                                                       1996                  1995
                                                              ----------------      ----------------
           Commercial, financial and agricultural               $   11,276,143        $    9,254,947
           Real estate - construction                                2,896,148             5,310,786
           Real estate - mortgage                                   27,691,446            23,813,786
           Consumer                                                 10,468,374            10,044,503
           Other                                                        41,068               231,439
                                                              ----------------      ----------------
                                                                    52,373,179            48,655,461
           Unearned income                                            (205,368)             (200,715)
           Allowance for loan losses                                  (656,256)             (605,163)
                                                              ----------------      ----------------
           Loans, net                                           $   51,511,555        $   47,849,583
                                                              ================      ================

          Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                                                             DECEMBER 31,
                                                              ----------------------------------------
                                                                       1996                   1995
                                                              -----------------      -----------------

           BALANCE, BEGINNING OF YEAR                           $       605,163        $       626,085
           Provision charged to operations                               81,000                 86,150
           Loans charged off                                            (45,786)              (114,799)
           Recoveries of loans previously charged off                    15,879                  7,727
                                                              -----------------      -----------------
           BALANCE, END OF YEAR                                 $       656,256        $       605,163
                                                              =================      =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

          The Company has granted loans to certain directors, executive officers, and related entities of the Company and the Banks. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the years ended December 31 were as follows:

                                                                         1996                 1995
                                                                ----------------     -----------------

           BALANCE, BEGINNING OF YEAR                             $    2,642,949       $     1,961,658
             Advances                                                  3,435,657             3,275,367
             Repayments                                               (3,447,878)           (2,594,076)
                                                                ----------------     -----------------
           BALANCE, END OF YEAR                                   $    2,630,728       $     2,642,949
                                                                ================     =================

NOTE 4.  PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                                               DECEMBER 31,
                                                                 -------------------------------------
                                                                          1996                 1995
                                                                 ----------------     ----------------
           Land and buildings                                      $    2,265,503       $    2,132,549
           Equipment                                                    1,159,753            1,056,713
           Construction in progress                                       205,207                    -
                                                                 ----------------     ----------------
                                                                        3,630,463            3,189,262
           Accumulated depreciation                                    (1,217,299)          (1,121,847)
                                                                 ----------------     ----------------
                                                                   $    2,413,164       $    2,067,415
                                                                 ================     ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.   INCOME TAXES

          The provision for income taxes consists of the following:

                                                                                 DECEMBER 31,
                                                                    ------------------------------------
                                                                            1996                 1995
                                                                    ---------------      ---------------

           Current                                                    $     570,391        $     482,138
           Deferred                                                            (913)             (10,813)
                                                                    ---------------      ---------------
             Provision for income taxes                               $     569,478        $     471,325
                                                                    ===============      ===============

          The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                         DECEMBER 31,
                                            -------------------------------------------------------------------
                                                            1996                                1995
                                            ----------------------------------     ----------------------------
                                                  AMOUNT             PERCENT            Amount          Percent
                                            ---------------     --------------     --------------     ---------
            Tax provision at statutory rate   $     611,513            34   %        $    538,427           34 %
            Tax-exempt interest                    (147,057)           (8)               (151,564)          (10)
            Amortization                             26,773             1                  26,773             2
            State income taxes                       51,454             3                  55,724             4
            Other items, net                         26,795             2                   1,875             -
                                            ---------------     --------------     --------------     ---------
              Provision for income taxes      $     569,478            32   %        $    471,235           30 %
                                            ===============     ==============     ==============     =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7.  INCOME TAXES (CONTINUED)

          The components of deferred income taxes are as follows:

                                                                                DECEMBER 31,
                                                                    ----------------------------------
                                                                          1996                1995
                                                                    ---------------    ---------------
           DEFERRED TAX ASSETS:
             Loan loss reserves                                       $      55,031      $      39,224
             Deferred compensation                                           76,576             79,308
             Accounting for other real estate                                 1,582              4,420
             Securities available for sale                                   61,607                  -
             Stock options                                                   17,095             17,095
                                                                    ---------------    ---------------
                                                                            211,891            140,047
                                                                    ---------------    ---------------

           DEFERRED TAX LIABILITIES:
             Depreciation and amortization                                   83,969             75,705
             Accretion                                                        4,002              2,942
             Securities available for sale                                        -             65,980
                                                                    ---------------    ---------------
                                                                             87,971            144,627
                                                                    ---------------    ---------------

           NET DEFERRED TAX ASSETS (LIABILITIES)                      $     123,920      $      (4,580)
                                                                    ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

          A summary of information relating to the various stock option plans as of December 31, 1996 and 1995 follows:

                                                                         AS OF DECEMBER 31, 1996
                                                         -----------------------------------------------------
                                                              1986               1988               1994
                                                           Option Plan       Option Plan         Option Plan
                                                         ---------------    ---------------    ---------------
           Under option, beginning of year                        12,000             14,000            240,000
             Granted                                                   -                  -                  -
             Exercised                                                 -                  -                  -
                                                         ---------------    ---------------    ---------------
           Under option, end of year                              12,000             14,000            240,000
                                                         ===============    ===============    ===============
           Options exercisable, end of year                       12,000             14,000             48,000
                                                         ===============    ===============    ===============
           Available for grant, end of year                            -                  -            160,000
                                                         ===============    ===============    ===============
           Option price per share *                        $        3.32      $        3.81      $        6.00
                                                         ===============    ===============    ===============
           Weighted-average remaining contractual life                 1                  2                  8
                                                         ===============    ===============    ===============

                                                                         AS OF DECEMBER 31, 1995
                                                         -----------------------------------------------------
                                                               1986               1988               1994
                                                           Option Plan       Option Plan         Option Plan
                                                         ---------------    ---------------    ---------------
           Under option, beginning of year                        12,000             14,000            240,000
             Granted                                                   -                  -                  -
             Exercised                                                 -                  -                  -
                                                         ---------------    ---------------    ---------------
           Under option, end of year                              12,000             14,000            240,000
                                                         ===============    ===============    ===============
           Options exercisable, end of year                       12,000             14,000             24,000
                                                         ===============    ===============    ===============
           Available for grant, end of year                            -                  -            160,000
                                                         ===============    ===============    ===============
           Option price per share *                        $        3.32      $        3.81      $        6.00
                                                         ===============    ===============    ===============
           Weighted-average remaining contractual life                 2                  3                  9
                                                         ===============    ===============    ===============

           * The option price represents the book value per share of the common stock at the date of grant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                            DECEMBER 31,
                                                              ---------------------------------------
                                                                       1996                  1995
                                                              -----------------     -----------------
              Commitments to extend credit                      $     7,971,877       $     8,770,157
              Loans sold with recourse                                1,908,879             1,465,624
              Standby letters of credit                               1,390,239             1,273,460
                                                              -----------------     -----------------
                                                                $    11,270,995       $    11,509,241
                                                              =================     =================

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11. REGULATORY MATTERS (CONTINUED)

          The Company and Banks' actual capital amounts and ratios are presented in the following table.

                                                                                                           TO BE WELL
                                                                           FOR CAPITAL                  CAPITALIZED UNDER
                                                                            ADEQUACY                    PROMPT CORRECTIVE
                                             ACTUAL                         PURPOSES                    ACTION PROVISIONS
                                -----------------------------    ----------------------------    ----------------------------
                                      AMOUNT           RATIO           AMOUNT          RATIO           AMOUNT          RATIO
                                ----------------   ----------    ----------------   ---------    ----------------   ---------
    AS OF DECEMBER 31, 1996
       TOTAL CAPITAL
       (TO RISK WEIGHTED ASSETS):
       CONSOLIDATED               $    9,887,372        16.60%     $    4,765,970        8.00%     $    5,957,462       10.00%
       EUFAULA BANK & TRUST
        COMPANY                   $    7,276,250        17.64%     $    3,299,268        8.00%     $    4,124,086       10.00%
       FIRST  AMERICAN BANK       $    2,453,122        13.40%     $    1,464,864        8.00%     $    1,831,080       10.00%
       TIER I CAPITAL
       (TO RISK WEIGHTED ASSETS):
       CONSOLIDATED               $    9,258,607        15.54%     $    2,382,985        4.00%     $    3,574,477        6.00%
       EUFAULA BANK & TRUST
        COMPANY                   $    6,806,624        16.50%     $    1,649,634        4.00%     $    2,474,451        6.00%
       First  American Bank       $    2,293,983        12.53%     $      732,432        4.00%     $    1,098,648        6.00%
       TIER I CAPITAL
       (TO AVERAGE ASSETS):
       CONSOLIDATED               $    9,258,607         9.42%     $    3,995,359        4.00%     $    4,994,199        5.00%
       EUFAULA BANK & TRUST
        COMPANY                   $    6,806,624         9.21%     $    2,956,320        4.00%     $    3,695,400        5.00%
       First  American Bank       $    2,293,983         8.32%     $    1,102,560        4.00%     $    1,378,200        5.00%

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

           The estimated fair values of the Company's financial instruments were as follows:

                                               DECEMBER 31, 1996                      DECEMBER 31, 1995
                                     -----------------------------------    -----------------------------------
                                          CARRYING             FAIR               CARRYING             FAIR
                                           AMOUNT             Value                AMOUNT              Value
                                     ----------------   ----------------    ----------------   ----------------
      Financial assets:
        Cash and due from banks,
         interest-bearing deposits with
         banks and Federal funds sold  $    9,445,627     $    9,445,627      $    8,265,042     $    8,265,042
        Securities available for sale      26,834,414         26,834,414          24,070,186         24,070,186
        Securities held to maturity        10,062,091         10,484,389           9,887,169         10,196,055
        Loans                              52,167,811         52,085,279          48,454,746         47,764,946

      Financial liabilities:
        Deposits                           90,495,197         89,059,793          83,648,725         82,007,183
        Federal funds purchased             1,200,000          1,200,000             550,000            550,000
        Securities sold under
         repurchase agreements              1,475,000          1,475,000                   -                  -

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13. PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets, statements of income and cash flows of Eufaula BancCorp, Inc. as of and for the years ended December 31, 1996 and 1995:

                            CONDENSED BALANCE SHEETS

                                                                 1996                1995
                                                          ----------------    ----------------
          ASSETS
            Cash                                            $      197,719      $       34,493
            Investment in subsidiaries                           9,060,478           8,233,658
            Other assets                                         1,571,618           1,732,327
                                                          ----------------    ----------------
              Total assets                                  $   10,829,815      $   10,000,478
                                                          ================    ================
          LIABILITIES, other                                $      114,964      $       52,694
                                                          ----------------    ----------------
          SHAREHOLDERS' EQUITY                                  10,714,851           9,947,784
                                                          ----------------    ----------------
              Total liabilities and shareholders' equity    $   10,829,815      $   10,000,478
                                                          ================    ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME

                                                                           1996                  1995
                                                                    -----------------     ----------------
          INCOME, dividends from subsidiaries                         $       452,700       $    1,694,000
                                                                    -----------------     ----------------

          EXPENSE
            Amortization                                                       78,745               78,746
            Interest expense                                                        -              101,455
            Other expense                                                     253,182              198,040
                                                                    -----------------     ----------------
              Total expense                                                   331,927              378,241
                                                                    -----------------     ----------------

              Income before income tax benefits and equity
                in undistributed income of subsidiaries                       120,773            1,315,759

          INCOME TAX BENEFITS                                                 (90,115)            (108,045)
                                                                    -----------------     ----------------

              Income before equity in undistributed
                income of subsidiaries                                        210,888            1,423,804

          EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                    1,018,201             (311,519)
                                                                    -----------------     ----------------

              Net income                                             $     1,229,089       $    1,112,285
                                                                   =================     ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13. PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                1996                  1995
                                                                       -----------------     -----------------
             CASH FLOWS FROM OPERATING ACTIVITIES
               Net income                                                $     1,229,089       $     1,112,285
                                                                       -----------------     -----------------
               Adjustments to reconcile net income to net
                cash provided by operating activities:
                Amortization                                                      78,745                78,746
                Undistributed income of subsidiaries                          (1,018,201)              311,519
                Increase (decrease) in taxes payable                              76,574              (201,254)
                                                                       -----------------     -----------------
                    Total adjustments                                           (862,882)              189,011
                                                                       -----------------     -----------------

                    Net cash provided by operating activities                    366,207             1,301,296
                                                                       -----------------     -----------------

             CASH FLOWS FROM FINANCING ACTIVITIES
               Repayments of long-term debt                                           -            (1,285,714)
               Dividends paid                                                   (202,981)             (236,811)
                                                                       -----------------     -----------------

                    Net cash used in financing activities                       (202,981)           (1,522,525)
                                                                       -----------------     -----------------

             Net increase (decrease) in cash                                     163,226              (221,229)

             Cash at beginning of year                                            34,493               255,722
                                                                       -----------------     -----------------

             Cash at end of year                                         $       197,719       $        34,493
                                                                       =================     =================

             SUPPLEMENTAL DISCLOSURE OF CASH
                FLOW INFORMATION
                Cash paid during the year for interest                   $             -       $       101,455

                             EUFAULA BANCCORP, INC.

                                 EXHIBIT INDEX
 EXHIBIT
   NO.                        DESCRIPTION
 ------            -------------------------------------------------------

   3.1 Articles of Incorporation of the Registrant, as amended through April 30, 1993 (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference.)

   3.1a Certificate of Amendment of Certificate of Incorporation of the Registrant effective December 24, 1996 (filed as Exhibit 3.1a to the Registrant's Annual Report on Form 10-KSB (file number 33-23062), filed with the Commission on March 31, 1997 and incorporated herein by reference).

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

   10.4 Deferred Compensation Agreement between Eufaula Bank & Trust Company and Director (Sample Form) )(filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference.)

   10.5 Deferred Compensation Agreement between Eufaula Bank & Trust Company and Director (Sample Form) effective July 23, 1996 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on March 31, 1997 and incorporated herein by reference.)

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

                                        EUFAULA BANCCORP, INC.

Date:                                   By: /s/ Gregory B. Faison
     -----------------------------         -------------------------------------
                                           Gregory B. Faison, President
                                           Chief Executive Officer and Director

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

Date:                                   /s/ Gregory B. Faison
     ---------------------------        ----------------------------------------
                                        Gregory B. Faison, President
                                        Chief Executive Officer and Director

Date:                                   /s/ Janis Biggers
     ---------------------------        ----------------------------------------
                                        Janis Biggers, Director

Date:                                   /s/ Michael C. Dixon
     ---------------------------        ----------------------------------------
                                        Michael C. Dixon, Director

Date:                                   /s/ Robert M. Dixon
     ---------------------------        ----------------------------------------
                                        Robert M. Dixon, Director

Date:
     ---------------------------        ----------------------------------------
                                        Thomas Harris, Director

Date:                                   /s/ James J. Jaxon, Jr.
     ---------------------------        ----------------------------------------
                                        James J. Jaxon, Jr., Director

Date:
     ---------------------------        ----------------------------------------
                                        Frank McRight, Director