Form 10KSB40/A
period 1996-12-31
EUFAULA BANCCORP INC
filed 1997-10-30
CIK 836043

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1996

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
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

                                     None

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
             -

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     At a called meeting of shareholders held on December 10, 1996, the following items were unanimously approved by the shareholders:

     (1)  The following directors were elected for the terms indicated:


                    DIRECTOR                 TERM
                    --------                 ----

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

                                                                    CASH
                    CALENDAR PERIOD         BID PRICES            DIVIDENDS
                                      ---------------------
                         1996           LOW         HIGH          DECLARED
                    ---------------   --------    ---------      ----------
                    Second quarter    $  9-1/4    $      10      $     0.05
                    Third quarter       10-1/2       11-1/2            0.05
                    Fourth quarter          12       13-1/2            0.05

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

DISCLOSURES ABOUT NEW ACCOUNTING STANDARDS
------------------------------------------

    In June 1996 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", ("SFAS No. 125"). This statement provides standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of asset servicing contracts and on debt extinguishments. As issued, SFAS No. 125 is effective for transactions occurring after December 31, 1996. However, as a result of an amendment to SFAS No. 125 by the FASB in December 1996, certain provisions of SFAS No. 125 are deferred for an additional year. Adoption of the new accounting standard is not expected to have a material impact on the Company's financial statements.

------------------------------------------------------

    In February 1997 the FASB issued SFAS No. 128, "Earnings per Share." This statement simplifies the standards for computing earnings per share previously set forth in APB Opinion No.15, "Earnings per Share," and makes them comparable to international Earnings per share ("EPS") standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. This statement is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

    In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance or other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

    In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The statement requires that a business enterprise report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that the enterprise report information about the revenues derived from the enterprise's products or services, about the countries in which the enterprise earns revenues and holds assets, and about major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

     The following table summarizes the regulatory capital levels of the Company at December 31, 1996.


                                                         ACTUAL                      REQUIRED                   EXCESS
                                               ---------------------------   ------------------------  ------------------------
                                                    AMOUNT       PERCENT       AMOUNT       PERCENT      AMOUNT       PERCENT
                                               --------------  -----------   ----------   -----------  ----------   -----------
                                                                          (Dollars in Thousands)
                                               --------------------------------------------------------------------------------
       Leverage capital                          $  9,259         9.42%      $ 3,995        4.00%      $  5,624         5.42%

       Risk-based capital:

         Core capital                               9,259        15.54         2,383        4.00          6,876        11.54

         Total capital                              9,887        16.60         4,766        8.00          5,121         8.60

         Each Bank also met its individual regulatory capital requirements at December 31, 1996.

AVERAGE BALANCES AND NET INCOME ANALYSIS

     The following table sets forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Nonaccruing loans are not material to the total amount of loans outstanding and such loans have been included in average loans.

                                                                                YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------------------------
                                                                 1996                                       1995
                                                 -------------------------------------  ------------------------------------------
                                                                             (DOLLARS IN THOUSANDS)
                                                 ---------------------------------------------------------------------------------
                                                                INTEREST      AVERAGE                      INTEREST      AVERAGE

                                                   AVERAGE      INCOME/        YIELD/        AVERAGE       INCOME/        YIELD/

                                                   BALANCE      EXPENSE       RATE PAID      BALANCE       EXPENSE      RATE PAID
                                                 -----------  -----------   ------------   -----------   -----------   -----------
ASSETS
  Interest-earning assets:
    Loans, net of unearned interest              $ 50,298     $   5,175       10.29%       $   47,407    $  4,971      10.49%

    Investment securities:
      Taxable                                      28,218         1,802        6.39            23,734       1,519       6.04

      Tax exempt                                    8,462           718        8.48             8,599         752       8.75

    Federal funds sold                              2,059           105        5.10             1,982         112       5.65
                                                 --------     ---------       -----        ----------    --------      -----
        Total interest-earning assets              89,037         7,800        8.76            81,721       7,354       9.00
                                                 --------     ---------       -----        ----------    --------      -----

Noninterest-earning assets:
    Cash                                            4,906                                       5,148

    Allowance for loan losses                        (637)                                       (610)

    Unrealized loss on available
      for sale securities                            (247)                                       (130)

    Other assets                                    6,086                                      6, 010
                                                 --------                                  ----------
        Total noninterest-earning  assets          10,108                                      10,418
                                                 --------                                  ----------

        Total assets                             $ 99,145                                      92,139
                                                 ========                                  ==========

                                                                  YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------
                                                            1996                           1995
                                              ------------------------------  ------------------------------
                                                                 (DOLLARS IN THOUSANDS)
                                              --------------------------------------------------------------
                                                           INTEREST  AVERAGE              INTEREST   AVERAGE
                                                 AVERAGE    INCOME/   YIELD/    AVERAGE   INCOME/    YIELD/
                                                 BALANCE   EXPENSE   RATE PAID  BALANCE   EXPENSE   RATE PAID
                                              ----------- --------- ---------- --------- --------- ----------
LIABILITIES AND STOCKHOLDERS'
  EQUITY
  Interest-bearing liabilities:
    Savings and interest-bearing
      demand deposits                         $    32,620 $   1,047     3.21%  $  32,002 $   1,096     3.42%
    Time deposits                                  36,045     1,903     5.28      30,166     1,625     5.39
    Other borrowings                                  872        49     5.62       2,105       142     6.75
                                              ----------- ---------            --------- ---------
      Total interest-bearing liabilities           69,537     2,999     4.31      64,273     2,863     4.45
                                              ----------- ---------            --------- ---------

  Noninterest-bearing liabilities
    and stockholders' equity:
    Demand deposits                                18,191                         16,862
    Other liabilities                               1,086                          1,749
    Stockholders' equity                           10,331                          9,255
                                              -----------                      ---------
      Total noninterest-bearing
         liabilities and stockholders'
         equity                                    29,608                         27,866
                                              -----------                      ---------

  Total liabilities and stockholders'
    equity                                    $    99,145                      $  92,139
                                              ===========                      =========

  Interest rate spread                                                  4.45%                          4.55%
                                                                    ========                       ========

  Net interest income                                     $   4,801                      $   4,491
                                                          =========                      =========

  Net interest margin                                                   5.39%                          5.50%
                                                                    ========                       ========

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

                                                                      YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------
                                                          1996 VS. 1995                       1995 VS. 1994
                                              ----------------------------------  ------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
                                              ------------------------------------------------------------------------
                                                 INCREASE      CHANGES DUE TO       INCREASE         CHANGES DUE TO
                                                          ----------------------                ----------------------
                                                 (DECREASE)    RATE      VOLUME    (DECREASE)      RATE      VOLUME
                                              ------------- ---------- ---------- ------------  ---------- -----------
Increase (decrease) in:
  Income from earning assets:
    Interest and fees on loans                $        204  $     (99) $     303  $     1,065   $     584  $      481
    Interest on securities:
       Taxable                                         283         (4)       287          177         118          59
       Tax-exempt                                      (34)       (22)       (12)          10           5           5
    Interest on Federal funds                           (7)       (11)         4           12          28         (16)
                                              ------------- ---------- ---------- -----------   ---------- -----------
          Total interest income                        446       (136)       582        1,264         735         529
                                              ------------ ----------- ---------- -----------   ---------- -----------

Expense from interest-bearing liabilities:
  Interest on savings and interest-
    bearing demand deposits                            (49)       (70)        21           98          97           1
  Interest on time deposits                            278        (39)       317          625         459         166
  Interest on other borrowings                         (93)       (10)       (83)           5          (4)          9
                                              ------------- ---------- ---------- -----------   ---------- -----------
          Total interest expense                       136       (119)       255          728         552         176
                                              ------------- ---------- ---------- -----------   ---------- -----------

          Net interest income                 $        310  $     (17) $     327  $       536   $     183  $      353
                                              ============ =========== ========== ===========   ========== ===========


NONINTEREST INCOME

     Following is a comparison of noninterest income for 1996 and 1995.

                                                                                           1996           1995
                                                                                       ------------   -------------
        Service charges on deposit accounts                                            $    745,546   $     683,704
        Insurance commissions                                                                 9,030          23,018
        Securities transactions, net                                                         27,470           5,567
        Other                                                                                91,728          76,087
                                                                                       ------------   -------------
                                                                                         $  873,774   $     788,376
                                                                                       ============   =============

NONINTEREST EXPENSE

     Following is a comparison of noninterest expense for 1996 and 1995.

                                                                                            1996            1995
                                                                                       -------------    -------------
        Salaries and employee benefits                                                 $   2,019,949    $   1,882,907
        Equipment and occupancy expense                                                      421,244          426,531
        Amortization of intangibles                                                           78,745           78,746
        Accounting and legal                                                                  93,714          124,142
        State and FDIC assessments                                                            20,143          100,620
        Other expenses                                                                       917,285          739,674
                                                                                       -------------    -------------
                                                                                       $   3,551,080    $   3,352,620
                                                                                       =============    =============


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

                                                                   AT DECEMBER 31, 1996
                                              -------------------------------------------------------------
                                                               MATURING OR REPRICING WITHIN
                                              -------------------------------------------------------------
                                                  ZERO TO       THREE       ONE TO       OVER
                                                   THREE      MONTHS TO      FIVE        FIVE
                                                  MONTHS      ONE YEAR       YEARS       YEARS      TOTAL
                                              -----------  -------------  ---------  ----------  ----------
                                                                  (DOLLARS IN THOUSANDS)
                                              -------------------------------------------------------------
EARNING ASSETS:
 Interest-bearing deposits                    $      750   $        -     $      -   $       -   $     750
 Federal funds sold                                1,375            -            -           -       1,375
 Investment securities                               416        3,504        6,603      26,373      36,896
 Loans                                            23,747        9,457       16,790       2,174      52,168
                                              ----------   ----------     --------   ---------   ---------
                                                  26,288       12,961       23,393      28,547      91,189
                                              ----------   ----------     --------   ---------   ---------
INTEREST-BEARING LIABILITIES:
 Interest-bearing demand deposits                 26,412            -            -           -      26,412
 Savings                                           5,530            -            -           -       5,530
 Certificates less than $100,000                  11,843        8,771        5,265           -      25,879
 Certificates, $100,000 and over                   5,278        7,615          800           -      13,693
 Federal funds purchased and securities
  sold under agreements to repurchase              2,675            -            -           -       2,675
                                              ----------   ----------     --------   ---------   ---------
                                                  51,738       16,386        6,065           -      74,189
                                              ----------   ----------     --------   ---------   ---------

INTEREST RATE SENSITIVITY GAP                 $  (25,450)  $   (3,425)    $ 17,328   $  28,547   $  17,000
                                              ==========   ===========    ========   =========   =========

CUMULATIVE INTEREST RATE SENSITIVITY GAP      $  (25,450)  $  (28,875)  $  (11,547)  $  17,000
                                              ==========   ===========  ==========   =========

INTEREST RATE SENSITIVITY GAP RATIO                 0.51         0.79         3.86         N/A
                                              ==========   ==========   ==========   =========

CUMULATIVE INTEREST RATE SENSITIVITY                0.51         0.58         0.84        1.23
 GAP RATIO
                                              ==========   ==========   ==========   =========

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

                                                        DECEMBER 31,
                                                            1996
                                                        (DOLLARS IN
                                                         THOUSANDS)
                                                       -------------
MATURITY:
  One year or less                                     $     33,204
  After one year through five years                          16,790
  After five years                                            2,174
                                                       -------------
                                                       $     52,168
                                                       =============

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

LOAN PORTFOLIO

     The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                              DECEMBER 31,
                                                       -----------------------
                                                           1996        1995
                                                       -----------   ---------
                                                        (DOLLARS IN THOUSANDS)
                                                       -----------------------
    Commercial, financial and agricultural             $    11,276   $   9,255
    Real estate - construction                               2,896       5,311
    Real estate - mortgage                                  27,692      23,814
    Consumer instalment loans                               10,468      10,045
    Other                                                       41         231
                                                       -----------   ---------
                                                            52,373      48,656
    Unearned discount                                         (205)       (201)
    Allowance for loan losses                                 (656)       (605)
                                                       -----------   ---------
    Loans, net                                         $    51,512   $  47,850
                                                       ===========   =========

NONPERFORMING LOANS

     The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                                                 DECEMBER 31,
                                                                                          -------------------------
                                                                                                1996       1995
                                                                                          ------------  -----------
                                                                                            (DOLLARS IN THOUSANDS)
                                                                                          -------------------------
    Loans accounted for on a nonaccrual basis                                             $         -   $       1

    Instalment loans and term loans contractually past due ninety
       days or more as to interest or principal payments and still accruing                        23       1,023

     Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of
       deterioration in the financial position of the borrower                                      -           -

     Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan
       repayment terms                                                                              -           -



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

                                                                                        AT DECEMBER 31,
                                                          ------------------------------------------------------------------------
                                                                           1996                                  1995
                                                          --------------------------------------    ------------------------------
                                                                                   PERCENT OF                           PERCENT OF
                                                                                    LOANS IN                             LOANS IN
                                                                                  CATEGORY TO                          CATEGORY TO
                                                                 AMOUNT           TOTAL LOANS            AMOUNT        TOTAL LOANS
                                                          ------------------     --------------     ----------------   ------------
                                                                                    (DOLLARS IN THOUSANDS)
                                                          --------------------------------------------------------------------------
Commercial, financial, industrial and
agricultural                                              $            230               22%                $     212           19%
Real estate                                                             98               58                        91           60
Consumer                                                               164               20                       151           21
Unallocated                                                            164               -                        151           -
                                                          ----------------        --------------         ------------  ------------

                                                          $            656              100%                $     605          100%
                                                          ================        ==============         ============  ============

     The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                                        DECEMBER 31,
                                                                                           ---------------------------------------
                                                                                                1996                   1995
                                                                                           ----------------         --------------
                                                                                                    (DOLLARS IN THOUSANDS)
                                                                                           ---------------------------------------
     Average amount of loans outstanding                                                    $       50,298           $     47,406
                                                                                           ================         ==============
     Balance of reserve for possible loan losses at beginning of period                                605                    626
                                                                                           ----------------         --------------

     Charge-offs:
       Commercial, financial and agricultural                                                            6                     87
       Real estate                                                                                      -                      -
       Consumer                                                                                         40                     28
                                                                                           ----------------         --------------
                                                                                                        46                    115
                                                                                           ----------------         --------------

     Recoveries:
       Commercial, financial and agricultural                                                            9                      5

       Real estate                                                                                      -                       1

       Consumer                                                                                          7                      2

                                                                                            ----------------         -------------

                                                                                                        16                      8
                                                                                            ----------------         -------------
     Net charge-offs                                                                                    30                    107
                                                                                            ----------------         -------------
     Additions to reserve charged to operating expenses                                                 81                     86
                                                                                            ----------------         -------------
     Balance of reserve for possible loan losses                                            $          656           $        605
                                                                                            ================         =============
     Ratio on net loan charge-offs to average loans                                                   0.23%                  0.23%
                                                                                            ================         =============

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

TYPES OF INVESTMENTS

     The amortized cost and fair value of securities are summarized as follows:


                                                                     GROSS           GROSS
                                                     AMORTIZED     UNREALIZED      UNREALIZED        FAIR
                                                       COST          GAINS           LOSSES          VALUE
                                                  --------------  --------------  -------------   -------------
    SECURITIES AVAILABLE FOR SALE
      DECEMBER 31, 1996:
        U. S. GOVERNMENT AND AGENCY
          SECURITIES                               $  23,516,656  $       39,018  $    (204,262)  $  23,351,412
        MORTGAGE-BACKED SECURITIES                     3,002,140           6,672        (13,860)      2,994,952
        OTHER SECURITIES                                 469,633          18,417             -          488,050
                                                  --------------  --------------  -------------   -------------
                                                   $  26,988,429  $       64,107  $    (218,122)  $  26,834,414
                                                  ==============  ==============  =============   =============

      December 31, 1995:
        U. S. Government and agency
          securities                               $  20,326,674  $      222,918  $     (93,445)  $  20,456,147
        Mortgage-backed securities                     3,115,904          18,503        (10,718)      3,123,689
        Other securities                                 462,657          27,693             -          490,350
                                                  --------------  --------------  -------------  --------------
                                                   $  23,905,235  $      269,114  $    (104,163)  $  24,070,186
                                                  ==============  ==============  =============  ==============
                                                                         GROSS          GROSS
                                                       AMORTIZED      UNREALIZED      UNREALIZED         FAIR
                                                          COST           GAINS          LOSSES          VALUE
                                                  --------------  ---------------  --------------  ------------
    SECURITIES HELD TO MATURITY
      DECEMBER 31, 1996:
        U. S. GOVERNMENT AND AGENCY
          SECURITIES                               $     750,000  $           -   $     (11,095)  $     738,905
        STATE AND MUNICIPAL SECURITIES                 8,707,202         436,566         (3,415)      9,140,353
        MORTGAGE-BACKED SECURITIES                       604,889           6,133         (5,891)        605,131
                                                  --------------  --------------  -------------  --------------
                                                   $  10,062,091  $      442,699  $     (20,401)  $  10,484,389
                                                  ==============  ==============  =============  ==============

      December 31, 1995:
        U. S. Government and agency
          securities                               $     750,000  $           -   $      (5,935)  $     744,065
        State and municipal securities                 8,413,513         324,481        (10,262)      8,727,732
        Mortgage-backed securities                       723,656           7,202         (6,600)        724,258
                                                  --------------  --------------  -------------  --------------
                                                   $   9,887,169  $      331,683  $     (22,797)  $  10,196,055
                                                  ==============  ==============  =============  ==============

MATURITIES

     The amounts of investment securities in each category as of December 31, 1996 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                      U.S. TREASURY AND
                                                    OTHER U. S. GOVERNMENT            STATE AND
                                                  AGENCIES AND CORPORATIONS    SUBDIVISIONS POLITICAL
                                                                    YIELD                 YIELD
                                                       AMOUNT       (1)       AMOUNT     (1) (2)
                                                  -------------  ---------- -----------  ------------
                                                               (DOLLARS IN THOUSANDS)
                                                  ---------------------------------------------------
MATURITY:
  One year or less                                $       2,495      6.42%  $       100     7.50%
  After one year through five years                       8,099      6.45         2,745     8.06
  After five years through ten years                     17,595      6.46         5,110     8.03
  After ten years                                            -         -            752     8.75
                                                  -------------  ---------  -----------  ------------
                                                  $      28,189      6.45%  $     8,707     8.10%
                                                  =============  =========  ===========  ============

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

                                                                          YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                        1996                  1995
                                                                 ------------------    ------------------
                                                                  AMOUNT    RATE        AMOUNT    RATE
                                                                 -------- ---------    -------- ---------
                                                                          (DOLLARS IN THOUSANDS)
                                                                 ----------------------------------------
Noninterest-bearing demand deposits                              $  18,191      - %    $  16,862    - %
Interest-bearing demand and savings deposits                        32,620    3.21        32,002  3.42
Time deposits                                                       36,045    5.28        30,166  5.39
                                                                 ---------             ---------
            Total deposits                                       $  86,856             $  79,030
                                                                 =========             =========

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


                                                                                    DECEMBER 31,
                                                                                        1996
                                                                                    ------------
                                                                                    (DOLLARS IN
                                                                                     THOUSANDS)
                                                                                    ------------
    Three months or less                                                            $    5,278
    Over three through twelve months                                                     7,615
    Over twelve months                                                                     800
                                                                                    ----------
                  Total                                                             $   13,693
                                                                                    ==========

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

                                                                     YEAR ENDED DECEMBER  31
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------    ------------
Return on assets                                                          1.24 %         1.21 %

Return on equity                                                         11.90          12.02

Dividends payout                                                         23.26          22.22

Equity to assets ratio                                                   10.42          10.04



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

     Following is a summary of the commitments outstanding at December 31, 1996 and 1995.

                                                                            DECEMBER 31,
                                                                   ---------------------------
                                                                      1996           1995
                                                                   -----------  --------------
                                                                     (DOLLARS  IN  THOUSAND)
                                                                   ---------------------------
    Loans sold with recourse                                         $   1,909       $   1,466
    Commitments to extend credit                                         7,972           8,770
    Standby letters of credit                                            1,390           1,273
                                                                   -----------       ---------
                                                                     $  11,271       $  11,509
                                                                   ===========       =========

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

                                   PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information on the current directors and executive officers of the Company.


                                                 PRINCIPAL OCCUPATION OR                DIRECTOR
           NAME                AGE           EMPLOYMENT DURING LAST FIVE YEARS           SINCE
------------------------    --------        -----------------------------------       ----------
Michael C. Dixon              55             Secretary-Treasurer, M. C. Dixon            1988
(1)                                          Lumber Co., Inc.

Robert M. Dixon               64             President, M. C. Dixon Lumber Co.,          1988
(1)                                          Inc.

Gregory B. Faison             49             President and Chief Executive               1988
                                             Officer of the
                                             Company and Eufaula Bank and Trust
                                             Company

James J. Jaxon, Jr.           49             President, J. J. Jaxon Co., Inc.;           1988
                                             General Partner,
                                             Memory Gardens of Eufaula

Janis Biggers                 45             Certified Public Accountant,                1993
                                             Partner,
                                             Coates, McCallar and Biggers

Thomas Harris                 49             Senior Managing Director of                 1996
                                             Merchant Capital

Frank McRight                 58             Attorney, Partner, McRight,                 1996
                                             Jackson, Dorman,
                                             Myrick & Moore, L.L.C.

Edward D. Garrison            44             Vice President; Vice President of            -
                                             Eufaula Bank and Trust Company

Gloria A. Hagler              55             Vice President; Vice President and           -
                                             Comptroller
                                             of Eufaula Bank and Trust Company

Charles R. Schaeffer          39             Chief Operating Officer of Eufaula           -
                                             Bank and
                                             Trust Company

(1)  Michael C. Dixon and Robert M. Dixon are brothers.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information as to all cash and noncash compensation paid or accrued during each of the last three fiscal years to the Company's Chief Executive Officer. There were no other executive officers whose compensation exceeded $100,000.


                                     SUMMARY COMPENSATION TABLE
                                 ANNUAL COMPENSATION                              AWARDS           PAYOUTS
                      -----------------------------------------
                                                                OTHER                                           ALL OTHER
                                                                ANNUAL         RESTRICTED                        ANNUAL
    NAME AND                                                    COMPEN-          STOCK      OPTIONS/   LTIP      COMPEN -
PRINCIPAL POSITION             YEAR     SALARY      BONUS       SATION           AWARD        SARS    PAYOUTS    SATION
--------------------------- --------- ---------  ----------- ------------- -------------  ---------- --------- -----------
Gregory B. Faison              1996   $ 111,258  $  55,953   $  5,220      $       -          -     $     -    $    -
                               1995     105,960     52,779      4,756              -          -           -         -
                               1994     100,960     51,015      4,316              -          -           -         -

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

          AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUES



                                                      NUMBER OF SECURITIES             VALUE OF UNEXERCISED IN-
                        SHARES                       UNDERLYING UNEXERCISED           THE-MONEY OPTIONS/SAR AT
                      ACQUIRED ON     VALUE         OPTIONS/SARS AT FY-END (#)              FY-END ($) (1)
                                                  ----------------------------       -------------------------------
        NAME           EXERCISE       REALIZED     EXERCISABLE   EXERCISABLE         EXERCISABLE     UNEXERCISABLE
-----------------   --------------   ----------   ------------  --------------       ------------   ----------------
Gregory B. Faison           -        $      -         28,000        80,000  (2)      $   357,000     $  1,020,000  (2)

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

                                                                 NUMBER OF
                                                                 SHARES OF
                                                                COMMON STOCK
                                                                BENEFICIALLY                Percent of
          NAME AND ADDRESS OF BENEFICIAL OWNER                     OWNED                     Class (1)
-------------------------------------------------------       ---------------              -------------
Michael C. Dixon                                                   157,867                    11.67%
Robert M. Dixon                                                    156,918                    11.60%
Cede & Company                                                     264,662                    19.56%

SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS

     The following table sets forth certain information with respect to the beneficial ownership of the common stock, as of the record date, by directors, nominees for election as directors, executive officers named in the Summary Compensation Table and by all directors and executive officers as a group.

                                                                              COMMON STOCK
                                                                              BENEFICIALLY
                                                                              OWNED AS OF
                                              POSITION WITH                   DECEMBER 31,           PERCENT OF
     NAME OF BENEFICIAL OWNER                  THE COMPANY                        1996                CLASS (1)
---------------------------------------    --------------------------        ---------------        -------------
Michael C. Dixon (2)                       Director                                157,862                11.67%
Robert M. Dixon (3)                        Director                                156,918                11.60%
Gregory B. Faison (4)                      President, Chief Executive
                                           Officer and Director                     72,262                 5.32%
James J. Jaxon, Jr. (5)                    Director                                 13,075                 0.97%
Janis Biggers                              Director                                  1,773                 0.13%
Thomas Harris                              Director                                      -                    -%
Frank McRight                              Director                                      -                    -%
All directors and executive                                                        401,890                28.16%
  officers as a group (7 persons
  including those listed above)

(1) Based on 1,353,204 shares of common stock outstanding and 74,000 exercisable stock options granted to officers of the Company. Except as otherwise specified, each individual has sole and direct beneficial ownership interest and voting rights with respect to all shares of common stock indicated.

(2) Includes 2,712 shares held for the estate of his deceased father (1/2 interest) and 8,168 shares held as custodian for his children, but does not include 1,360 shares held by his wife.

(3) Includes 2,712 shares held for the estate of his deceased father (1/2 interest), but does not include 3,192 shares owned by his wife.

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

                                    EUFAULA BANCCORP, INC.

                                  By:  /s/ Gregory B. Faison
Date: ____________________        ---------------------------------------------
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

                                  /s/ Gregory B. Faison
Date:_____________________        ---------------------------------------------
                                  Gregory B. Faison, President
                                  Chief Executive Officer and Director

                                  /s/ Janis Biggers
Date:_____________________        ---------------------------------------------
                                  Janis Biggers, Director

                                  /s/ Michael C. Dixon
Date:_____________________        ---------------------------------------------
                                  Michael C. Dixon, Director

                                  /s/ Robert M. Dixon
Date:_____________________        ---------------------------------------------
                                  Robert M. Dixon, Director

Date:_____________________        _____________________________________________
                                  Thomas Harris, Director

                                  /s/ James J. Jaxon, Jr.
Date:_____________________        ---------------------------------------------
                                  James J. Jaxon, Jr., Director

Date:_____________________        _____________________________________________
                                  Frank McRight, Director

                            EUFAULA BANCCORP, INC.

                                 EXHIBIT INDEX
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

                         INDEPENDENT AUDITOR'S REPORT

================================================================================

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



                                    /s/ Mauldin & Jenkins, LLC



Albany, Georgia
February 13, 1997

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

================================================================================

                                 ASSETS                                           1996             1995
                                 ------                                      --------------   -------------
Cash and due from banks                                                      $    7,320,627   $   7,215,042
Interest-bearing deposits in banks                                                  750,000         250,000
Federal funds sold                                                                1,375,000         800,000
Securities available for sale, at fair value (Note 2)                            26,834,414      24,070,186
Securities held to maturity, at cost (fair value
 $10,484,389 and $10,196,055) (Note 2)                                           10,062,091       9,887,169

Loans (Note 3)                                                                   52,167,811      48,454,746
Less allowance for loan losses                                                      656,256         605,163
                                                                             --------------   -------------
             Loans, net                                                          51,511,555      47,849,583
                                                                             --------------   -------------

Premises and equipment, net (Note 4)                                              2,413,164       2,067,415
Other real estate                                                                   804,435               -
Other assets                                                                      3,744,747       3,179,220
                                                                             --------------   -------------
                                                                             $  104,816,033   $  95,318,615
                                                                             ==============   =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Deposits:
 Noninterest-bearing demand                                                  $   18,783,155   $  18,570,522
 Interest-bearing demand                                                         26,412,239      26,282,705
 Savings                                                                          5,530,097       4,757,333
 Time, $100,000 and over                                                         13,692,689      11,693,517
 Other time                                                                      25,879,298      22,310,155
                                                                             --------------   -------------
       Total deposits                                                            90,297,478      83,614,232
Federal funds purchased                                                           1,200,000         550,000
Securities sold under repurchase agreements                                       1,475,000               -
Other liabilities                                                                 1,128,704       1,206,599
                                                                             --------------   -------------
                                                                                 94,101,182      85,370,831
                                                                             --------------   -------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 9)

Stockholders' equity
 Preferred stock, par value $.10; 50,000 shares
   authorized, none issued
Common stock, par value $1; 5,000,000 shares authorized,
   1,353,204 and 676,602 shares issued, respectively                              1,353,204         676,602
 Surplus                                                                            232,587         909,189
 Retained earnings                                                                9,221,469       8,263,021
 Unrealized gains (losses) on securities available for sale,
     net of taxes                                                                   (92,409)         98,972
                                                                             --------------   -------------
          Total stockholders' equity                                             10,714,851       9,947,784
                                                                             --------------   -------------
          Total liabilities and                                              $  104,816,033   $  95,318,615
                                                                             ==============   =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

================================================================================

                                                                                   1996          1995
                                                                              ------------- -------------
INTEREST INCOME
 Interest and fees on loans                                                   $  5,175,472  $  4,970,628
 Interest on taxable securities                                                  1,776,018     1,495,560
 Interest on nontaxable securities                                                 473,567       495,656
 Interest on deposits in other banks                                                26,085        22,860
 Interest on Federal funds sold                                                    105,007       112,292
                                                                              ------------  ------------
                                                                                 7,556,149     7,096,996
                                                                              ------------  ------------
INTEREST EXPENSE
 Interest on deposits                                                            2,950,361     2,720,989
 Interest on Federal funds purchased                                                24,265        40,548
 Interest on securities sold under                                                  24,650             -
  repurchase agreements
 Interest on other borrowings                                                            -       101,455
                                                                              ------------  ------------
                                                                                 2,999,276     2,862,992
                                                                              ------------  ------------
       Net interest income                                                       4,556,873     4,234,004
PROVISION FOR LOAN LOSSES (NOTE 3)                                                  81,000        86,150
                                                                              ------------  ------------
       Net interest income after provision for loan losses                       4,475,873     4,147,854
                                                                              ------------  ------------
OTHER INCOME
 Service charges on deposit accounts                                               745,546       683,704
 Insurance commissions                                                               9,030        23,018
 Security transactions, net                                                         27,470         5,567
 Other                                                                              91,728        76,087
                                                                              ------------  ------------
                                                                                   873,774       788,376
                                                                              ------------  ------------

OTHER OPERATING EXPENSES
 Salaries and other employee benefits                                            2,019,949     1,882,907
 Equipment and occupancy expense                                                   421,244       426,531
 Amortization of intangibles                                                        78,745        78,746
 Legal and professional expense                                                     93,714       124,142
 State and FDIC assessments                                                         20,143       100,620
 Other operating expense                                                           917,285       739,674
                                                                              ------------  ------------
                                                                                 3,551,080     3,352,620
                                                                              ------------  ------------
       Income before income taxes                                                1,798,567     1,583,610
APPLICABLE INCOME TAXES                                                            569,478       471,325
                                                                              ------------  ------------
       Net income                                                             $  1,229,089  $  1,112,285
                                                                              ============  ============

NET INCOME PER COMMON SHARE AND COMMON SHARE EQUIVALENT
 Primary                                                                      $       0.86  $       0.81
                                                                              ============  ============

 Fully diluted                                                                $       0.84  $       0.80
                                                                              ============  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

================================================================================

                                                                                                  UNREALIZED
                                                                                                    GAINS
                                                                                                 (LOSSES) ON
                                                                                                  SECURITIES
                                                                                                   AVAILABLE
                                               COMMON STOCK          CAPITAL       RETAINED         FOR SALE,
                                        --------------------------
                                           SHARES     PAR VALUE      SURPLUS       EARNINGS          NET OF
                                                                                                      TAXES           TOTAL
                                        ----------   -------------  ---------    -----------      -------------   -------------
BALANCE, DECEMBER 31, 1994                  676,602  $    676,602   $   909,189   $  7,387,547    $   (411,675)   $  8,561,663
 Net income                                       -             -             -      1,112,285               -       1,112,285
 Cash dividend declared,
   $.18 per share                                 -             -             -       (236,811)              -        (236,811)
 Net change in unrealized gains
   on securities available-for-sale,
   net of tax                                     -             -             -              -         510,647         510,647
                                        ------------ ------------    ----------  -------------   ------------     ------------
BALANCE, DECEMBER 31, 1995                  676,602       676,602       909,189      8,263,021          98,972       9,947,784
 Net income                                       -             -             -      1,229,089               -       1,229,089
 Cash dividend declared,
   $.20 per share                                 -             -             -       (270,641)              -        (270,641)
 Net change in unrealized (losses)
   on securities available-for-sale,
   net of tax                                     -             -             -              -        (191,381)       (191,381)
 Two-for-one common stock
   split                                    676,602       676,602      (676,602)             -               -               -
                                        -----------  ------------   -----------  -------------   -------------    ------------
BALANCE, DECEMBER 31, 1996                1,353,204  $  1,353,204   $   232,587   $  9,221,469   $     (92,409)   $ 10,714,851
                                        ===========  ============   ===========  =============   =============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

================================================================================

                                                                                1996                1995
                                                                           --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                $    1,229,089      $    1,112,285
                                                                           --------------      --------------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                                   184,564             160,057
   Amortization                                                                    78,745              78,746
   Provision for loan losses                                                       81,000              86,150
   Provision for deferred taxes                                                      (913)            (10,813)
   Gain on sale of asset                                                                -              (1,028)
   Net realized gains on securities                                               (27,470)             (5,567)
    available for sale
   Increase in interest receivable                                                (44,025)           (372,004)
   Increase (decrease) in interest                                                 (5,939)            152,951
    payable
   Increase (decrease) in taxes payable                                           (58,413)             67,862
   Other prepaids, deferrals and accruals, net                                   (620,612)             86,062
                                                                           --------------      --------------
       Total adjustments                                                         (413,063)            242,416
                                                                           --------------      --------------

       Net cash provided by operating activities                                  816,026           1,354,701
                                                                           --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
 (Increase) decrease in interest-bearing deposits in banks                       (500,000)            550,867
 (Increase) decrease in Federal funds sold                                       (575,000)          1,350,000
 Purchases of securities available for sale                                   (13,110,890)        (14,166,167)
 Proceeds from sales of securities available for sale                           6,809,250           5,791,864
 Proceeds from maturities of securities available for sale                      3,245,913           4,849,563
 Purchases of securities held to maturity                                        (997,428)            (86,684)
 Proceeds from maturities of securities held to maturity                          822,506             305,548
 Increase in loans, net                                                        (4,547,404)         (7,133,701)
 Proceeds from sale of assets                                                           -              19,949
 Purchase of premises and equipment                                              (530,313)            (94,465)
                                                                           --------------      --------------

       Net cash used in investing activities                                   (9,383,366)         (8,613,226)
                                                                           --------------      --------------

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

================================================================================

                                                                             1996                1995
                                                                         -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in deposits                                                    $ 6,750,906         $ 10,102,456
 Repayment of long-term debt                                                      -            (1,285,714)
 Increase in securities sold under repurchase agreements                   1,475,000                   -
 Increase in Federal funds purchased                                         650,000              200,000
 Dividends paid                                                             (202,981)            (236,811)
                                                                         -----------         ------------

          Net cash provided by financing activities                        8,672,925            8,779,931
                                                                         -----------         ------------

Net increase in cash and due from banks                                      105,585            1,521,406

Cash and due from banks at beginning of year                               7,215,042            5,693,636
                                                                         -----------         ------------

Cash and due from banks at end of year                                   $ 7,320,627         $  7,215,042
                                                                         ===========         ============

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


================================================================================


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


================================================================================


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


================================================================================


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


================================================================================


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


================================================================================


NOTE 2.   SECURITIES

          The amortized cost and fair value of securities are summarized as follows:

                                                                     GROSS         GROSS
                                                    AMORTIZED     UNREALIZED    UNREALIZED        FAIR
                                                       COST          GAINS        LOSSES          VALUE
                                                  ------------   -----------   ------------   ------------
          SECURITIES AVAILABLE FOR SALE
           DECEMBER 31, 1996:
            U. S. GOVERNMENT AND AGENCY
              SECURITIES                          $ 23,516,656   $    39,018   $   (204,262)  $ 23,351,412
            MORTGAGE-BACKED SECURITIES               3,002,140         6,672        (13,860)     2,994,952
            OTHER SECURITIES                           469,633        18,417             -         488,050
                                                  ------------   -----------   ------------   ------------
                                                  $ 26,988,429   $    64,107   $   (218,122)  $ 26,834,414
                                                  ============   ===========   ============   ============

          December 31, 1995:
            U. S. Government and agency
              securities                          $ 20,326,674   $   222,918   $    (93,445)  $ 20,456,147
            Mortgage-backed securities               3,115,904        18,503        (10,718)     3,123,689
            Other securities                           462,657        27,693             -         490,350
                                                  ------------   -----------   ------------   ------------
                                                  $ 23,905,235   $   269,114   $   (104,163)  $ 24,070,186
                                                  ============   ===========   ============   ============
                                                                     GROSS         GROSS
                                                    AMORTIZED     UNREALIZED    UNREALIZED        FAIR
                                                       COST          GAINS        LOSSES          VALUE
                                                  ------------   -----------   ------------   ------------
          SECURITIES HELD TO MATURITY
           DECEMBER 31, 1996:
            U. S. GOVERNMENT AND AGENCY
              SECURITIES                          $    750,000   $        -    $    (11,095)  $    738,905
            STATE AND MUNICIPAL SECURITIES           8,707,202       436,566         (3,415)     9,140,353
            MORTGAGE-BACKED SECURITIES                 604,889         6,133         (5,891)       605,131
                                                  ------------   -----------   ------------   ------------
                                                  $ 10,062,091   $   442,699   $    (20,401)  $ 10,484,389
                                                  ============   ===========   ============   ============

          December 31, 1995:
            U. S. Government and agency
              securities                          $    750,000   $        -    $     (5,935)  $    744,065
            State and municipal securities           8,413,513       324,481        (10,262)     8,727,732
            Mortgage-backed securities                 723,656         7,202         (6,600)       724,258
                                                  ------------   -----------   ------------   ------------
                                                  $  9,887,169   $   331,683   $    (22,797)  $ 10,196,055
                                                  ============   ===========   ============   ============

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

                                                SECURITIES AVAILABLE FOR SALE      SECURITIES HELD TO MATURITY
                                               ------------------------------     ------------------------------
                                                 AMORTIZED           FAIR           AMORTIZED          FAIR
                                                    COST            VALUE              COST            VALUE
                                               -------------    -------------     -------------    -------------
            Due in one year or less            $   2,013,341    $   2,007,112     $     100,220    $     100,125
            Due from one year to five years        4,257,122        4,249,668         2,995,236        3,087,897
            Due from five to ten years            17,246,193       17,094,632         5,610,003        5,898,662
            Due after ten years                           -                -            751,743          792,574
            Mortgage-backed securities             3,002,140        2,994,952           604,889          605,131
            Marketable equity securities             469,633          488,050                -                -
                                               -------------    -------------     -------------    -------------
                                               $  26,988,429    $  26,834,414     $  10,062,091    $  10,484,389
                                               =============    =============     =============    =============

          Securities with a carrying value of $15,681,776 and $15,114,349 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.

          Gross realized gains and gross realized losses on sales of securities were:

                                                                                     DECEMBER 31,
                                                                                ----------------------
                                                                                   1996       1995
                                                                                ---------    ---------
            Gross realized gains on sales of securities                         $  34,729    $  19,836
            Gross losses on sales of securities                                     7,259       14,269
                                                                                ---------    ---------
            Net realized gains on sales of securities available for sale        $  27,470    $   5,567
                                                                                =========    =========

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:

                                                                     DECEMBER 31,
                                                            ------------------------------
                                                                 1996            1995
                                                            -------------    -------------
            Commercial, financial and agricultural          $  11,276,143    $   9,254,947
            Real estate - construction                          2,896,148        5,310,786
            Real estate - mortgage                             27,691,446       23,813,786
            Consumer                                           10,468,374       10,044,503
            Other                                                  41,068          231,439
                                                            -------------    -------------
                                                               52,373,179       48,655,461
            Unearned income                                      (205,368)        (200,715)
            Allowance for loan losses                            (656,256)        (605,163)
                                                            -------------    -------------
            Loans, net                                      $  51,511,555    $  47,849,583
                                                            =============    =============

          Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                                                     DECEMBER 31,
                                                            ------------------------------
                                                                 1996            1995
                                                            -------------    -------------
            BALANCE, BEGINNING OF YEAR                      $     605,163    $     626,085
            Provision charged to operations                        81,000           86,150
            Loans charged off                                     (45,786)        (114,799)
            Recoveries of loans previously charged off             15,879            7,727
                                                            -------------    -------------
            BALANCE, END OF YEAR                            $     656,256    $     605,163
                                                            =============    =============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

          The Company has granted loans to certain directors, executive officers, and related entities of the Company and the Banks. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the years ended December 31 were as follows:

                                                                 1996            1995
                                                            -------------    -------------
            BALANCE, BEGINNING OF YEAR                      $   2,642,949    $   1,961,658
               Advances                                         3,435,657        3,275,367
               Repayments                                      (3,447,878)      (2,594,076)
                                                            -------------    -------------
            BALANCE, END OF YEAR                            $   2,630,728    $   2,642,949
                                                            =============    =============

NOTE 4.   PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                                     DECEMBER 31,
                                                            ------------------------------
                                                                 1996            1995
                                                            -------------    -------------
            Land and buildings                              $   2,265,503    $   2,132,549
            Equipment                                           1,159,753        1,056,713
            Construction in progress                              205,207               -
                                                            -------------    -------------
                                                                3,630,463        3,189,262
            Accumulated depreciation                           (1,217,299)      (1,121,847)
                                                            -------------    -------------
                                                            $   2,413,164    $   2,067,415
                                                            =============    =============

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 7.   INCOME TAXES

          The provision for income taxes consists of the following:

                                                                    DECEMBER 31,
                                                            --------------------------
                                                                1996           1995
                                                            -----------    -----------
            Current                                         $   570,391    $   482,138
            Deferred                                               (913)       (10,813)
                                                            -----------    -----------
              Provision for income taxes                    $   569,478    $   471,325
                                                            ===========    ===========

          The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                 DECEMBER 31,
                                             ---------------------------------------------------
                                                       1996                       1995
                                             ------------------------   ------------------------
                                                AMOUNT      PERCENT        Amount      Percent
                                             -----------  -----------   -----------  -----------
            Tax provision at statutory rate  $   611,513      34%       $   538,427       34%
            Tax-exempt interest                 (147,057)     (8)          (151,564)     (10)
            Amortization                          26,773       1             26,773        2
            State income taxes                    51,454       3             55,724        4
            Other items, net                      26,795       2              1,875        -
                                             -----------  -----------   -----------  -----------
              Provision for income taxes     $   569,478      32%       $   471,235       30%
                                             ===========  ===========   ===========  ===========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 7.   INCOME TAXES (CONTINUED)

          The components of deferred income taxes are as follows:

                                                                    DECEMBER 31,
                                                            --------------------------
                                                                1996           1995
                                                            -----------    -----------
            DEFERRED TAX ASSETS:
              Loan loss reserves                            $    55,031    $    39,224
              Deferred compensation                              76,576         79,308
              Accounting for other real estate                    1,582          4,420
              Securities available for sale                      61,607             -
              Stock options                                      17,095         17,095
                                                            -----------    -----------
                                                                211,891        140,047
                                                            -----------    -----------

            DEFERRED TAX LIABILITIES:
              Depreciation and amortization                      83,969         75,705
              Accretion                                           4,002          2,942
              Securities available for sale                          -          65,980
                                                            -----------    -----------
                                                                 87,971        144,627
                                                            -----------    -----------

            NET DEFERRED TAX ASSETS (LIABILITIES)           $   123,920    $    (4,580)
                                                            ===========    ===========

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

          A summary of information relating to the various stock option plans as of December 31, 1996 and 1995 follows:

                                                                          AS OF DECEMBER 31, 1996
                                                                 ------------------------------------------
                                                                     1986           1988          1994
                                                                 OPTION PLAN    OPTION PLAN    OPTION PLAN
                                                                 -----------    -----------    ------------
            Under option, beginning of year                           12,000         14,000         240,000
               Granted                                                    -              -               -
               Exercised                                                  -              -               -
                                                                 -----------    -----------    ------------
            Under option, end of year                                 12,000         14,000         240,000
                                                                 ===========    ===========    ============
            Options exercisable, end of year                          12,000         14,000          48,000
                                                                 ===========    ===========    ============
            Available for grant, end of year                              -              -          160,000
                                                                 ===========    ===========    ============
            Option price per share *                             $      3.32    $      3.81    $       6.00
                                                                 ===========    ===========    ============
            Weighted-average remaining contractual life                    1              2               8
                                                                 ===========    ===========    ============
                                                                          AS OF DECEMBER 31, 1996
                                                                 ------------------------------------------
                                                                     1986           1988          1994
                                                                 OPTION PLAN    OPTION PLAN    OPTION PLAN
                                                                 -----------    -----------    ------------
            Under option, beginning of year                           12,000         14,000         240,000
               Granted                                                    -              -               -
               Exercised                                                  -              -               -
                                                                 -----------    -----------    ------------
            Under option, end of year                                 12,000         14,000         240,000
                                                                 ===========    ===========    ============
            Options exercisable, end of year                          12,000         14,000          24,000
                                                                 ===========    ===========    ============
            Available for grant, end of year                              -              -          160,000
                                                                 ===========    ===========    ============
            Option price per share *                             $      3.32    $      3.81    $       6.00
                                                                 ===========    ===========    ============
            Weighted-average remaining contractual life                    2              3               9
                                                                 ===========    ===========    ============

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

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                       DECEMBER 31,
                                             -----------------------------
                                                  1996            1995
                                             -------------   -------------
             Commitments to extend credit    $   7,971,877   $   8,770,157
             Loans sold with recourse            1,908,879       1,465,624
             Standby letters of credit           1,390,239       1,273,460
                                             -------------   -------------
                                             $  11,270,995   $  11,509,241
                                             =============   =============

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

                                                                                                      TO BE WELL
                                                                            FOR CAPITAL            CAPITALIZED UNDER
                                                                             ADEQUACY              PROMPT CORRECTIVE
                                                  ACTUAL                     PURPOSES              ACTION PROVISIONS
                                        ------------------------    ------------------------   ------------------------
                                           AMOUNT        RATIO         AMOUNT        RATIO        AMOUNT        RATIO
                                        ------------   ---------    ------------   ---------   ------------   ---------
     AS OF DECEMBER 31, 1996
       TOTAL CAPITAL
       (TO RISK WEIGHTED ASSETS):
       CONSOLIDATED                     $  9,887,372     16.60%     $  4,765,970      8.00%    $  5,957,462     10.00%
       EUFAULA BANK & TRUST
         COMPANY                        $  7,276,250     17.64%     $  3,299,268      8.00%    $  4,124,086     10.00%
       FIRST AMERICAN BANK              $  2,453,122     13.40%     $  1,464,864      8.00%    $  1,831,080     10.00%
       TIER I CAPITAL
       (TO RISK WEIGHTED ASSETS):
       CONSOLIDATED                     $  9,258,607     15.54%     $  2,382,985      4.00%    $  3,574,477      6.00%
       EUFAULA BANK & TRUST
         COMPANY                        $  6,806,624     16.50%     $  1,649,634      4.00%    $  2,474,451      6.00%
       FIRST AMERICAN BANK              $  2,293,983     12.53%     $    732,432      4.00%    $  1,098,648      6.00%
       TIER I CAPITAL
       (TO AVERAGE ASSETS):
       CONSOLIDATED                     $  9,258,607      9.42%     $  3,995,359      4.00%    $  4,994,199      5.00%
       EUFAULA BANK & TRUST
         COMPANY                        $  6,806,624      9.21%     $  2,956,320      4.00%    $  3,695,400      5.00%
       FIRST AMERICAN BANK              $  2,293,983      8.32%     $  1,102,560      4.00%    $  1,378,200      5.00%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


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


================================================================================


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

           The estimated fair values of the Company's financial instruments were as follows:


                                                        DECEMBER 31, 1996               DECEMBER 31, 1995
                                                  -----------------------------   -----------------------------
                                                    CARRYING          FAIR           CARRYING         FAIR
                                                     AMOUNT           VALUE           AMOUNT          VALUE
                                                  -------------   -------------   -------------   -------------
          Financial assets:
             Cash and due from banks,
               interest-bearing deposits with
               banks and Federal funds sold       $   9,445,627   $   9,445,627   $   8,265,042   $   8,265,042
             Securities available for sale           26,834,414      26,834,414      24,070,186      24,070,186
             Securities held to maturity             10,062,091      10,484,389       9,887,169      10,196,055
             Loans                                   52,167,811      52,085,279      48,454,746      47,764,946

          Financial liabilities:
             Deposits                                90,495,197      89,059,793      83,648,725      82,007,183
             Federal funds purchased                  1,200,000       1,200,000         550,000         550,000
             Securities sold under
               repurchase agreements                  1,475,000       1,475,000              -               -

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 13.  PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets, statements of income and cash flows of Eufaula BancCorp, Inc. as of and for the years ended December 31, 1996 and 1995:

                           CONDENSED BALANCE SHEETS

                                                                     1996             1995
                                                                 -------------    -------------
          ASSETS
            Cash                                                 $     197,719    $      34,493
            Investment in subsidiaries                               9,060,478        8,233,658
            Other assets                                             1,571,618        1,732,327
                                                                 -------------    -------------

                Total assets                                     $  10,829,815    $  10,000,478
                                                                 =============    =============

          LIABILITIES, other                                     $     114,964    $      52,694
                                                                 -------------    -------------

          SHAREHOLDERS' EQUITY                                      10,714,851        9,947,784
                                                                 -------------    -------------

                Total liabilities and shareholders' equity       $  10,829,815    $  10,000,478
                                                                 =============    =============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


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
                                                                 ============    ============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================


NOTE 13.  PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                           1996            1995
                                                                      -------------    -------------
          CASH FLOWS FROM OPERATING ACTIVITIES
            Net income                                                $   1,229,089    $  1,112,285
                                                                      -------------    -------------
            Adjustments to reconcile net income to net
              cash provided by operating activities:
              Amortization                                                   78,745          78,746
              Undistributed income of subsidiaries                       (1,018,201)        311,519
              Increase (decrease) in taxes payable                           76,574        (201,254)
                                                                      -------------    ------------
                    Total adjustments                                      (862,882)        189,011
                                                                      -------------    ------------

                    Net cash provided by operating activities               366,207       1,301,296
                                                                      -------------    ------------

          CASH FLOWS FROM FINANCING ACTIVITIES
            Repayments of long-term debt                                         -       (1,285,714)
            Dividends paid                                                 (202,981)       (236,811)
                                                                      -------------    ------------

                    Net cash used in financing activities                  (202,981)     (1,522,525)
                                                                      -------------    ------------

          Net increase (decrease) in cash                                   163,226        (221,229)

          Cash at beginning of year                                          34,493         255,722
                                                                      -------------    ------------

          Cash at end of year                                         $     197,719    $     34,493
                                                                      =============    ============

          SUPPLEMENTAL DISCLOSURE OF CASH
            FLOW INFORMATION
            Cash paid during the year for interest                    $          -     $    101,455