Form 10QSB
period 1997-09-30
EUFAULA BANCORP INC
filed 1997-11-12
CIK 836043

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

Mark one

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE CT OF 1934

           For the quarterly period ended  September 30, 1997
                                           -------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

           For the transition period from ___________  to ___________

                       Commission File Number:  33-23062




                            Eufaula BancCorp, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                         63-0989868
-------------------------------                      -----------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                         Identification No.)


                Post Office Box 1269,   Eufaula, Alabama  36072
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of common equity, as of September 30, 1997 ------ 1,398,615
                                          -------------------------------------

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                                     INDEX


Part I.                                                                        Page No.
Item 1.     Financial Information

            Consolidated Balance Sheet--September 30, 1997 &                      3
            September 30, 1996

            Consolidated Statements of Income three months ending                 4
            September 30, 1997 and 1996

            Consolidated Statements of Income-Nine months                         4a
            ended September 30, 1997 and 1996

            Consolidated Statements of Cash Flows;                                5
            Nine Months ended September 30, 1997 and 1996

            Note to Consolidated Financial Statements                             6

Item 2.     Management's discussion and analysis of financial
            condition and results of operations, 9 months ending 9-30-97        7 & 8

            Management's discussion and analysis of financial condition
            and results of operations, 3 months ending 9--30-97.                  8a

Part II.    Other Information

Item 4.     Any matter submitted to the security holders for a vote               10

Item 6.     Exhibits and reports on Form 8-K                                    10-12

Item  1 - Part 1 - Financial Information


                     EUFAULA BANCCORP, INC. & SUBSIDIARIES
                          Consolidated Balance Sheet
                    September 30, 1997 & September 30, 1996
                                  (unaudited)
                            (Dollars in Thousands)


ASSETS
------
                                                             1997         1996
                                                             ----         ----
   Cash & Due from Banks                                 $  4,080        5,116
   Interest bearing deposits in banks                         500          250
 Investment Securities:
   Held to maturity                                         9,327        9,928
   Available for Sale at est. market value                 18,164       27,076
    Federal Funds Sold                                        775          900
    Loans                                                  73,862       50,895
     Less Allowance for loan losses                           725          657
                                                         --------     --------
                                                           73,137       50,238

  Premises & Equipment, Net                                 3,381        2,332
      Intangible Assets                                       805        1,568
      Other Assets                                          3,859        3,167
                                                         --------     --------

         TOTAL ASSETS                                    $114,028      100,575
                                                         ========     ========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

   Deposits:
     Non interest-bearing demand                         $ 17,502       18,506
     Interest-bearing Demand                               28,477       26,551
     Savings                                                4,809        5,374
       Time Deposits                                       44,983       37,116
                                                         --------     --------
   TOTAL DEPOSITS                                        $ 95,771       87,547
   Federal Funds Purchased                                  2,650        1,910
   Other Borrowings                                         2,500            0
   Other Liabilities                                        1,361          947
                                                         --------     --------
     TOTAL LIABILITIES                                   $102,282       90,404
                                                         --------     --------
STOCKHOLDERS' EQUITY
   Common Stock, par value $1    5,000,000
   shares authorized:  1,398,615 shares issued              1,399          677
Surplus                                                       588          909
Retained Earnings                                           9,773        8,920
   unrealized gain (loss) on investments                      (14)        (335)
                                                         --------     --------
Total Equity                                             $ 11,746       10,171
                                                         --------     --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                 $114,028      100,575
                                                         ========     ========

                       CONSOLIDATED STATEMENTS OF INCOME
         Three Months Ended September 30, l997 and September 30, l996
                                  (unaudited)


               (Dollars in Thousands, except per share amounts)


Interest Income                                             1997         1996
     Interest & fees on loans                           $    1,763   $    1,295
     Interest on Federal Funds Sold                             25           17
     Interest on interest-bearing deposits                    (257)           3
     Interest on taxable securities                            590          467
     Interest on not-taxable securities                        115          120
                                                            ------       ------
                                                        $    2,236   $    1,902

Interest Expense
     Interests on deposits                              $      916   $      731
     Interest on Federal Funds Purchased/
            Other Borrowed Funds                                79           17
     Net interest income                                $    1,241   $    1,154

Provision for loan losses                                       49           23
                                                            ------       ------
     Net interest income after
       provision for loan losses                        $    1,192   $    1,131
Other Operating Income
     Service Charges on deposit accounts                       201          187
     Security Gains                                             16            8
     Other Income                                              108           61
                                                            ------       ------
                                                               325          256
Other operating expenses
     Salaries & Other Employee Benefits                 $      606   $      488
     Occupancy & Equipment expenses                            158          127
     Other operating expense                                   339          283
                                                            ------       ------
                                                        $    1,103   $      898

Income before taxes                                     $      414   $      489
     Applicable Income Taxes                                   122          174

Net Income after Taxes                                  $      292   $      315
                                                            ======       ======

Per share of common stock based on
average number of shares outstanding
during period
     Net Income                                                .21          .23
Average shares outstanding                               1,398,615    1,353,204
Cash dividends per share of common stock                     .0525          .05

The accompanying note is an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
          Nine Months Ended September 30, l997 and September 30, l996
                                  (unaudited)
                (Dollars in Thousands, except per share amounts)




Interest Income                                               1997                         1996
          Interest & fees on loans                       $      4706                  $      3781
          Interest on Federal Funds Sold                          61                           87
          Interest on interest-bearing deposits                   35                           10
          Interest on taxable securities                        1183                         1332
          Interest on not-taxable securities                     354                          356
                                                          ----------                   ----------
                                                         $      6339                  $      5566

Interest Expense
          Interests on deposits                          $      2540                  $      2188
          Interest on Federal Funds Purchased/
            Other Borrowed Funds                                 177                           21
          Net interest income                            $      3622                  $      3357

Provision for loan losses                                        126                           68
                                                          ----------                   ----------
          Net interest income after
            provision for loan losses                    $      3496                  $      3289
Other Operating Income
          Service Charges on deposit accounts                    585                          526
          Security Gains                                          21                           23
          Other Income                                           302                          216
                                                          ----------                   ----------
                                                                 908                          765
Other operating expenses
          Salaries & Other Employee Benefits             $      1769                  $      1492
          Occupancy & Equipment expenses                         451                          375
          Other operating expense                               1062                          885
                                                          ----------                   ----------
                                                         $      3282                  $      2752

Income before taxes                                      $      1122                  $      1302
          Applicable Income Taxes                                353                          441

Net Income after Taxes                                   $       769                  $       861
                                                          ==========                   ==========

Per share of common stock based on
average number of shares outstanding
during period
          Net Income                                             .55                          .64
Average shares outstanding                                 1,398,615                    1,353,204
Cash dividends per share of common stock                       .1575                          .15


The accompanying note is an integral part of these consolidated financial statements.

                                    - 4a -

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
          Nine Months Ended September 30, 1997 and September 30, l996
                                  (Unaudited)



                             (Dollars in Thousands)

                                                       1997               1996
                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                    $    769           $   861

      Adjustments to reconcile
       net income to net cash
       provided by (used in)
       operating activities:
       Depreciation & amortization                       169               123
       Provision for loan losses                         126                68
       Securities gains                                  (36)              (23)
       (Increase) decrease
        in interest receivable                           127              (102)
       Increase in interest payable                      100                39
       Other prepaids, deferrals and
        accruals, net                                    915            (2,186)
                                                    --------           -------
            Net cash provided by
             operating activities                   $  2,170           $(1,220)
                                                    --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales &
       maturities of investment securities          $ 11,620           $ 4,937
      Purchase of investment securities               (2,000)           (7,961)
      Net decrease in Federal Funds sold                 600              (100)
      Net (increase) decrease in
       bank-owned deposits                               250               -0-
      Net increase in loans                          (21,751)           (2,456)
      Purchase of property & equipment                (1,137)             (388)
                                                    --------           -------

            Net cash provided by
             investing activities                   $(12,418)          $(5,968)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits           $  5,474           $ 3,933
      Net increase (decrease) in
       Fed Funds purchased                             1,450             1,360
      Net increase in other borrowings                   -0-               -0-
      Proceeds from exercise of
       stock options                                     301               -0-
      Dividends paid                                    (218)             (204)
                                                    --------           -------
            Net cash used in
             financing activities                   $  7,007           $ 5,089

      Net increase (decrease) in
       cash and due from banks                        (3,241)           (2,099)
      Cash & due from banks,
       beginning of period                             7,321             7,215
                                                    --------           -------

      Cash & due from banks, end
       of period                                    $  4,080           $ 5,116
                                                    ========           =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during period for:
            Interest                                $  2,717           $ 2,209

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

                All material intercompany balances and transactions have been eliminated.

                The results of operations for the nine month period ended September 30, l997, are not necessarily indicative of the results to be expected for the full year .

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

FINANCIAL CONDITION
-------------------

As of September 30, 1997, the Company experienced an increase of 13.37% in total assets as compared to September 30, 1996. This increase is a result of a 45% increase in loans and a 8.6% increase in deposits.

LIQUIDITY
---------

As of September 30, 1997, the liquidity ratio was above 30%. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities. Management believes that this ratio is more than adequate to meet the liquidity needs of the Company.

CAPITAL
-------

Both the leverage capital ratio and the risk-based capital ratio are well above the minimum requirements.

NEW ACCOUNTING STANDARD
-----------------------

As of January 1, 1996, the Company adopted Statement of Financial Accounting Standard #123 ("SFAS123"). As permitted by SFAS123, the Company will continue to account for compensation cost for stock-based employer compensation awards in accordance with APB opinion #25, "Accounting for Stock Issued to Employees". The adoption of SFAS123 had no effect on the Company's financial statements. Since no options were granted in 1996, no additional disclosures were required in the financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                       OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATION



     Net interest income for nine months ended September 30, 1997 amounted to $3,622,000, representing an increase of $265,000 or 7.89% from net interest income of $3,357,000 for the nine months ended September 30, 1996. Non-interest income for the nine months ended September 30, 1997 amounted to $908,000 as compared to $765,000 for the nine months ended September 30, 1996, representing an increase of $143,000 or 18.69%. Service charges on deposit accounts increased $59,000 or 11.22% to $585,000 for the nine months ended September 30, 1997 as compared to $526,000 for the nine months ended September 30, 1996. This increase in service charges was attributable to an increase in deposits of approximately $8,000,000 to $95,771,000 at September 30, 1997 as compared to $87,547,000 at September 30, 1996. All other non-interest income increased $84,000 or 35.15% to $323,000 for the nine months ended September 30, 1997 as compared to $239,000 for the nine months ended September 30, 1996.

     Non-interest expense for the nine months ended September 30, 1997 amounted $3,282,000, representing an increase of $530,000 or 19.26% from non-interest expense of $2,752,000 for the nine months ended September 30, 1996. Salaries and benefits increased $277,000 or 18.57% to $1,769,000 for the nine months ended September 30, 1997 as compared to $1,492,000 for the nine months ended September 30, 1996. Approximately $50,000 of the increase in salaries and benefits is attributable to the establishment of a loan production office in Montgomery, Alabama in January of 1997. Occupancy and equipment expense increased $76,000 to $451,000 for nine months ended September 30, 1997 as compared to $375,000. The increase in occupancy and equipment expense is attributable to the opening of a new branch bank in Florida and the renovation of the Eufaula Bank. Other non-interest expense increased $177,000 to $1,062,000 for the nine months ended September 30, 1997 as compared to $885,000 for the nine months ended September 30, 1996. Directors fees increased $50,000, auditing and accounting expense increased $45,000 and consulting fees increased $13,000.

     Because of the significant increase in non-interest expense, net income decreased $92,000 to $769,000 for the nine months ended September 30, 1997 as compared to $861,000 for the nine months ended September 30, 1996.

     Total cash and due from banks amounted to $4,080,000 at September 30, 1997 as compared to $5,116,000 at September 30, 1996, representing a decrease of $1,036,000. Securities and temporary investments decreased $9,638,000 to $28,226,000 at September 30, 1997 as compared to $37,904,000 at September 30, 1996. Loans net of allowance for loan losses increased $22,899,000 to $73,137,000 at September 30, 1997 as compared $50,238,000 at September 30, 1996.
The increase in loans was funded primarily by the decrease in securities and temporary investments, an increase of $8,224,000 in deposits and an increase of $5,150,000 in short-term borrowing. Total equity increased $1,575,000 to $11,746,00 at September 30, 1997 as compared to $10,171,000 at September 30, 1996. Total assets increased $13,453,000 to $114,028,000 at September 30,1997 as compared to $100,575,000 at September 30, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION
                  THREE MONTHS BEGINNING 9-30-97 AND 9-30-96




Net interest income for the three months ended 9-30-97, increased from $1,154,000 to $l,241,000 or a total of $87,000 as compared with the three months ended 9-30-96. Non interest income for the same period increased from $256,000 to $325,000 or a total of $69,000 (26.95%) as compared with the three months ended 9-30-96. Service charge income increased $14,000 for the three months ended 9-30-97 as compared with the three months ended 9-30-96, due to an increase in total deposits. All other non-interest income increased from $69,000 to $124,000.

Total non-interest expense for the three months ended 9-30-97 increased $205,000 as compared with the three months ended 9-30-96. Salaries and benefits were up $118,000; occupancy expense was up $31,000 and other operating expense was up $56,000. These increases were due to expansion efforts in the LPO office (that office became a branch office of Eufaula Bank & Trust Company in October, 1997), and branching efforts of First American Bank of Walton County, FL.

Due to increased expansion costs, net income for the three months ended 9-30-97 was down $23,000 or 7.3% as compared with the three months ended 9-30-96.








                                      8a

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:      11-7-97              EUFAULA BANCCORP, INC.
     --------------------
                                BY: /s/ Greg Faison
                                   -----------------------
                                   Greg Faison, President


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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.
                  Loan Composition Summary
                  Loans over 90 days past due and on accrual loans Allowance for Loan Losses analysis

         (b)      Report on Form 8-K.

                  NONE

3a       The composition of loans is summarized as follows:


                                                             September 30
                                                         1997              1996
Commercial, Financial,
Agricultural                                         $ 19,546          $ 10.780
Real Estate-Construction                                3,194             2,456
Real Est.-Mortgage                                     37,211            25,975
Consumer                                               14,019            11,823
Other                                                     102                54
  TOTAL                                              $ 74,072          $ 51,088
   Unearned discount                                     (210)             (193)
    Allowance for loan losses                            (725)             (657)
NET LOANS                                            $ 73,137          $ 50,238


3c-1      The following is a schedule of nonaccrual loans and loans past due 90 days and over:


                                                          September 30
                                                   1997                1996
                                       Past due 90    nonaccrual      Past due 90       nonaccrual
                                       days or more                   days or more

Real Estate Loans                             2             0                0                0
Installment Loans                            13             1               12                3


3c-2 Nonaccrual loans were not material to the total amount of loans outstanding.

4a Changes in the allowance for loan losses for 9-30-97 and 9-30-96 were as follows:

                                                            1997           1996

Balance, beginning of year                                   655            605
Provision charged to operations                              126             68
Loans charged off                                            (66)           (29)
Recoveries                                                    10             13

Balance, 9-30                                                725            657



                                                          1997                       1996
                                               Charge Offs    Recoveries  Charge Offs Recoveries
Installment Loans                                  34             10          23           3
Cedit Cards & Related Plans                         3                                      1
Commercial & All Other Loans                       29                          6           9

Totals                                             66             10          29          13