Form 10KSB40
period 1997-12-31
EUFAULA BANCORP INC
filed 1998-03-23
CIK 836043

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1997

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

                     Common Stock, par value $1 per share

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No ____
             --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's total revenues for the fiscal year ended December 31, 1997 were $9,836,000.

As of March 1, 1998, registrant had outstanding 2,097,916 shares of common stock, $1 par value per share, which is registrant's only class of common stock. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $22,639,800.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                   Part III

Portions of the Company's Definitive Proxy Statement for its 1998 Annual Meeting

                                    PART I.

ITEM 1.   BUSINESS OF THE COMPANY AND SUBSIDIARY BANKS

     Eufaula BancCorp, Inc. ("Eufaula BancCorp" or the "Company") is a two-bank holding company incorporated in Delaware in 1988 and headquartered in Eufaula, Alabama. The Company has two subsidiary banks, Southern Bank of Commerce ("Southern Bank"), located in Eufaula, Alabama, and First American Bank of Walton County ("American Bank"), located in Santa Rosa Beach, Florida. The Company does not engage in any substantial business other than the normal banking services conducted by its two wholly-owned bank subsidiaries, which are sometimes hereinafter collectively referred to as the "Banks".

SOUTHERN BANK OF COMMERCE (FORMERLY EUFAULA BANK AND TRUST COMPANY)

     Southern Bank was incorporated as an Alabama Banking corporation in 1926 for the purpose of conducting a commercial banking business in Eufaula, Alabama. In 1997, Eufaula Bank and Trust Company changed its name to Southern Bank of Commerce. The Bank operates a full service commercial banking business in Barbour County, its primary market area, providing such banking services as receipt of deposits, personal and commercial loans, real estate mortgages, personal and commercial checking, and other time deposits and related services. Southern Bank also operates a full-service branch in Montgomery, Alabama.

     Eufaula is the largest city in Barbour County with a population of approximately 13,000 persons. Barbour County has a population of approximately 26,000 persons. Southern Bank of Commerce and another commercial bank in Eufaula are approximately the same size and are considered the largest banks in Barbour County.

AMERICAN BANK

     American Bank was incorporated as a Florida corporation in 1987 for the purpose of conducting a commercial banking business in Walton County, Florida. On September 1, 1991, the Company acquired American Bank. The Bank operates as a full service commercial bank providing financial services in its primary market area of Walton County. Walton County has a population of approximately 33,600 persons.

PROPERTIES

     The Company's office and the main banking office of Southern Bank is located at 218-220 E. Broad Street, Eufaula, Alabama, in a building consisting of 15,629 square feet owned by Southern Bank. Southern Bank leases a portion of the real estate upon which the building is situated. Southern Bank also operates a branch office in Eufaula at 1121 South Eufaula Avenue. The land on which the branch office is situated is leased. Southern Bank also operates a branch at 1406 I-85 Parkway in Montgomery, Alabama on leased facilities. Southern Bank currently leases space for its existing branch in Montgomery, Alabama and has purchased real estate at 4290 Carmichael Road in Montgomery on which branch banking facilities are now under construction. Upon completion the branch will be moved to this location. It is expected that the facilities will be available for occupancy in August 1998.

     American Bank operates its main office at the corner of Mack Bayou Road and
U. S. Highway 98, Santa Rosa Beach, Florida in Walton County, in a building consisting of 7,500 square feet. The American Bank's premises are owned by American Bank. American Bank also operates branch offices at 16234 U. S. Highway 331 South in Freeport, Florida; at 151 East County Highway 38 in Grayton Beach, Florida; and at 2851 Highway 77 in Panama City, Florida. The facilities in Freeport and Grayton Beach are owned by American Bank. The facilities in Panama City are leased.

                                   EMPLOYEES

     At December 31, 1997, Eufaula BancCorp and its subsidiaries employed 75 full-time employees and 6 part-time employees. Eufaula BancCorp considers its relationship with its employees to be excellent.

     The Company provides a nonqualified Employee Stock Purchase Plan, including employees of the Banks. The primary purpose is to enable employees to participate in the ownership of the Company. Also, each subsidiary bank has a noncontributory profit-sharing plan covering all employees subject to certain minimum age and service requirements.

                          SUPERVISION AND REGULATION

     Bank holding companies and banks are regulated extensively under both Federal and State law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business of the Company and the Banks.

THE COMPANY

     The Company is a bank holding company which is registered with, and subject to supervision by, the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Company is required to file periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve may examine the Company and the Banks .

     The BHC Act requires prior Federal Reserve approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHC Act prohibits a bank holding company from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

     The Company and the Banks are subject to the Federal Reserve Act, Section 23A, as amended by the Banking Affiliates Act of 1982. Section 23A defines "covered transactions" to include extensions of credit and limits a bank's covered transactions with any single affiliate to no more than 10% of a bank's capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by collateral. The Company and the Banks are also subject to Federal Reserve Act, Section 23B, which further limits transactions among affiliates.

     The Company's ability to pay dividends depends upon the earnings and financial condition of the Banks and certain legal requirements. The Board of Governors of the Federal Reserve System has stated that bank holding companies should not pay dividends except out of current earnings and unless the prospective rate of earnings retention by the Company appears consistent with its capital needs, asset quality and overall financial conditions.

     The Banks may pay dividends to the Company provided that the payment is not prohibited by the Bank's Articles of Incorporation and will not render the Banks insolvent.

     In addition, Southern Bank is subject to supervision and regular examination by the superintendent of the Alabama State Banking Department (the "Superintendent"). Under the Alabama Banking Code, a state bank may not declare or pay a dividend in excess of 90% of the net earnings of such bank until the surplus of the bank is equal to at least 20% of its capital, and thereafter the prior written approval of the Superintendent is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net earnings for that year combined with its retained net earnings for the preceding two years less any required transfers to surplus. No dividends, withdrawals or transfers may be made from the bank's surplus without prior written approval of the Superintendent. American Bank is subject to supervision and regulation by the Florida Department of Banking (the "Florida Department"). Under the Florida Banking Code, a state bank may, after making certain charge-offs, declare a dividend in an amount not to exceed its aggregate net profits of the period combined with its retained net profits of the preceding two years and, with the approval of the Florida Department, may declare a dividend from retained net profits which accrued prior to the preceding two years, provided that the bank carried 20% of its net profits for such preceding period to its surplus fund, until the same shall at least equal the amount of its common and preferred stock then issued and outstanding.

THE BANKS

     The Banks are state banks organized under the laws of the State of Alabama (in the case of Southern Bank) and under the laws of the State of Florida (in the case of American Bank) and their deposits are insured by the FDIC up to the maximum amount permitted by law. The Banks are subject to regulation, supervision and regular examination by the FDIC and by the Superintendent in the case of Southern Bank and by the Florida Department in the case of American Bank. Federal and state banking laws and regulations regulate, among other things, the scope of the banking business conducted by the Banks, their loans and investments, reserves against deposits, payment of interest on certain deposits, mergers and acquisitions, borrowings, dividends, minimum capital requirements, and the locations of branch offices and certain facilities.

     In September 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. This legislation, among other things, amended the BHC Act to permit bank holding companies, subject to certain limitations, to acquire either control or substantial assets of a bank located in states other than that banking holding company's home state regardless of state law prohibitions. This legislation became effective on September 29, 1995. In addition, this ligislation also amended the Federal Deposit Insurance Act to permit, beginning on June 1, 1997 (or earlier where state legislatures provided express authorization), the merger of insured banks with banks in other states.

     In August 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA contains major regulatory reforms, stronger capital standards for savings and loans and stronger civil and criminal enforcement provisions. FIRREA allows the acquisition of healthy and failed savings and loans by bank holding companies and imposes no interstate barriers on such bank holding company acquisitions. With certain qualifications, FIRREA also allows bank holding companies to merge acquired savings and loans into their existing commercial bank subsidiaries. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

     In December 1991, the President signed the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") into law. This act recapitalizes the Bank Insurance Fund ("BIF"), of which the Banks are members, substantially revises bank regulations, including capital standards, restricts certain powers of state banks, gives regulators the authority to limit officer and director compensation and requires bank holding companies to guarantee the capital compliance of their banks. In addition, the act grants to the FDIC authority to impose several assessments on insured depository institutions to repay FDIC borrowings from the Treasury or BIF members or "for any other purpose the FDIC may deem necessary" and to assess risk-based insurance premiums upon banks. The FDIC has introduced a risk-based assessment schedule with assessments to be paid by each BIF member based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized", or "undercapitalized", as those terms have been defined in applicable Federal regulations adopted to implement the prompt corrective action provision of FDICIA, and whether such institution is considered by its supervising agency to be financially sound or to have supervisory concerns. The Banks are currently classified as "well-capitalized" under the FDIC risk based assessment system. There can be no assurance that future regulations required by this act and adjustments on deposit insurance assessment will not adversely affect the banking industry or operations of the Company or the Banks.

     The various Federal bank regulators, including the Federal Reserve, have adopted a risk-based capital requirement for assessing bank and bank holding company capital adequacy. These standards significantly revise the current definition of capital and establish minimum standards in relation to the relative credit risk of assets and off-balance sheet exposures. Capital is classified into two tiers. Tier I capital consists of common shareholders' equity and perpetual preferred stock (subject to certain limitation) and is reduced by goodwill and minority interests in the common equity accounts of consolidated subsidiaries. Tier II capital consists of the allowance for possible loan loses (subject to certain limitations), and certain subordinated debt. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). The minimum Tier I and the combined Tier I and Tier II capital to risk-weighted assets ratios are 4.0% and 8.0%, respectively. The Federal Reserve also has adopted regulations which supplement the risk-based capital guidelines to include a minimum leverage ratio of Tier I Capital to total assets of 3.0% to 5.0%. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

     The Federal Reserve's risk-based capital guidelines are applied to the Company and the Banks on a consolidated basis. This will limit the Company's ability to engage in acquisitions financed by debt. The FDIC has adopted similar risk-based capital requirements that are applicable to the Banks. The Federal Reserve, the FDIC, the Superintendent and the Florida Department have imposed minimum capital (leverage) requirements. The Company's management believes that, in view of the composition of the Company's assets and its present capital, such capital rules do not have a material effect on the Company. However, those rules may affect the future development of the Company's long-term business and capital plans, and may affect its ability to acquire additional financial institutions and other companies.

     The Community Reinvestment Act of 1977 (the "CRA") and the Regulations of the FDIC and the Federal Reserve implementing that act are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. Such regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities. The results of such examinations are made public and are taken into consideration upon the filing of any application to establish a branch, to merge or to acquire the assets or assume the liabilities of a bank. The bank regulators are seeking public comment on an inter-agency proposal to strengthen Federal enforcement of the CRA. The interagency proposal would replace the subjective factors now being used to assess an institution's CRA performance with three "tests" using objective, performance based standards. The tests would apply differently to different types of institutions, depending on their size or specialties. It cannot be predicted whether such proposal will be adopted, and if adopted, how the regulation will affect the Company or the Banks.

     Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions are considered from time to time by the executive branch of the Federal government, Congress and various state governments. Some of those proposals, if adopted, could significantly change the regulations of banks and the financial services industry. It cannot be predicted whether any proposals will be adopted, and, if adopted, how these will affect the Company or the Banks.

     Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on its loans to customers and its securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Banks will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which members may borrow, and reserve requirements on deposits and funds availability regulations. These instruments are used in varying combinations to influence the overall growth of bank loans, investments and deposits and also affect interest rates charged on loans or paid on deposits. The policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and will continue to do so in the future. The nature and timing of any future changes in Federal Reserve policies and their impact on the Company and the Banks cannot be predicted.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

          (a) In June 1996, the Company's common stock was approved for listing on the Nasdaq SmallCap Market ("Nasdaq") under the symbol
               EUFA.

               Prior to the listing, quotations for the common stock were not reported on any market, and there was no established public trading market for the common stock.

               The following table sets forth: (a) the low and high bid prices for the common stock as quoted on Nasdaq during the periods since the common stock was listed; and (b) the amount of quarterly dividends declared on the common stock during the periods indicated. On December 12, 1996, the Company undertook a two for one stock split effected through a stock dividend and on November 15, 1997, the Company undertook a three for two stock split effected through a stock dividend. The share prices and dividends paid shown in the table below have been adjusted to reflect such stock splits. Over-the-counter and quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                              CASH
                 CALENDAR PERIOD                BID PRICES (A)              DIVIDENDS
                                         ---------------------------
                       1997                   LOW           HIGH            DECLARED
                 ---------------         ------------   ------------     -------------
                 First quarter           $     9           $  9-21/64       $   0.035
                 Second quarter                9-21/64       10-1/2             0.035
                 Third quarter                10-1/2         11                 0.035
                 Fourth quarter               11             17-5/8             0.035

                                                                              CASH
                 CALENDAR PERIOD                  BID PRICES                DIVIDENDS
                                         ---------------------------
                       1996                   LOW           HIGH            DECLARED
                 ---------------         ------------   ------------     -------------
                 First quarter            $   -          $  -             $    0.0325
                 Second quarter               6-3/16        6-11/16            0.0325
                 Third quarter                7             7-11/16            0.0325
                 Fourth quarter               8             9                  0.0325

          (b) As of March 1, 1998, there were approximately 270 holders of record of the Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     This annual report on Form 10-KSB, including this Item 6, contains forward-looking statements in addition to historical information. The Company cautions that there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in the Company's markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by the Company; state and Federal banking regulations; changes in or application of environmental and other laws and regulations to which the Company is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed herein. The words "believe", "expect", "anticipate", "project" and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Company. Any such statement speaks only as of the date the statement was made. The Company undertakes no obligation to update or revise any forward-looking statements. Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements will be included in the Company's current and subsequent filings with the Securities and Exchange Commission.

GENERAL

     The Company's principal asset is its ownership of the Banks. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Banks. The Banks conduct a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Banks' profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Banks' interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is impacted by interest rates, deposit flows and loan demand. Additionally, and to a lesser extent, the Banks' profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of loan and other fees and income from the sale of investment securities. Noninterest expenses consist of compensation and benefits, occupancy-related expenses, deposit insurance premiums paid to the FDIC and other operating expenses.

RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1997 AND 1996

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

     The Company's net interest margin decreased slightly to 5.23% in 1997 as compared to 5.27% in 1996. The yield on average interest-earning assets increased 37 basis points or 4.28% to 9.01% in 1997 as compared to 8.64% in 1996. The interest rate paid on average interest-bearing liabilities increased 34 basis points to 4.65% in 1997 as compared to 4.31% in 1996. Net interest income on a taxable-equivalent basis was $5,203,000 in 1997 as compared to $4,691,000 in 1996, representing an increase of $512,000 or 10.91%. The increase resulted from an increase of $680,000 generated on increased volume and a reduction of $168,000 due primarily to an increase in average rate paid on interest-bearing liabilities.

     Average interest-earning assets increased $10,421,000 to $99,458,000 in 1997 from $89,037,000 in 1996, an increase of 11.70%. Average loans increased $15,937,000; average investments decreased $4,856,000; and average Federal funds sold decreased $660,000. The increase in average interest-earning assets was funded by an increase of $7,534,000, or 8.67%, in average deposits to $94,390,000 in 1997 from $86,856,000 in 1996. Approximately 19% of the average deposits were noninterest-bearing deposits in 1997; whereas approximately 21% of the average deposits were noninterest-bearing deposits in 1996.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $174,000 in 1997 and $81,000 in 1996, representing an increase of $93,000 or 115% in the provision. The increase in the provision was attributed to an increase in average loans of $15,937,000 in 1997 as compared to 1996. The current year's provision for loan losses and the balance in the allowance for loan losses at December 31, 1997 were based upon management's evaluation of the loan portfolios and the potential loan risk associated with specific loans and selected loan categories. Net loan charge-offs amounted to approximately $68,000 in 1997 as compared to net loan charge-offs of approximately $30,000 in 1996. The allowance for loan losses as a percentage of total loans outstanding amounted to .97% at December 31, 1997 as compared to 1.26% at December 31, 1996. The allowance for loan losses as a percentage of total loans outstanding and other real estate owned amounted to .96% at December 31, 1997 as compared to 1.24% at December 31, 1996. The decrease in this percentage at December 31, 1997, is the result of relatively high loan growth.

     The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowances adequate to cover potential losses in the loan portfolio.

     Noninterest income increased $134,000 to $1,119,000 in 1997 from $985,000 in 1996 due primarily to an increase of $53,000 in service charges on deposit accounts generated on an increase in total average deposits of $7,534,000 in 1997 and an increase of $61,000 in origination fees on mortgage loans. Net gains on sales of investment securities decreased $8,000 and all other noninterest income increased $28,000.

     Noninterest expense increased $ 922,000 to $4,473,000 in 1997 from $3,551,000 in 1996, representing an increase of $415,000 in salaries and employee benefits, an increase of $112,000 in equipment and occupancy expense and an increase in all other noninterest expense of $395,000. The increase in salaries and employee benefits was attributable to a normal increase in salaries and related benefits for employees and the addition of 21 employees during the year. The increase in equipment and occupancy expense was attributable to the opening of four branches during 1997.

     Following is a summary of major items contributing to the increase in other operating expenses:

      Increase in advertising and public relations expense
        associated with the opening of new branches                 $   31,000
      Increase in legal and consulting fees associated
        with branch expansions and unsuccessful merger
        negotiations                                                    98,000
      Increase in outside data processing and courier fees              42,000
      Professional fees paid for executive searches                     35,000
      Increase in telephone expense                                     20,000
      Net increase in other operating expenses                         169,000
                                                                    ----------
                                                                    $  395,000
                                                                    ==========

     Average total assets increased $12,152,000 or 12.26% to $111,297,000 in 1997 as compared to $99,145,000 in 1996. Average interest-earning assets increased 11.70% in 1997 over 1996. Loan demand was stronger in 1997 than in 1996 as evidenced by an average loan to deposit ratio of 70% in 1997 as compared to 58% in 1996. Average loans increased $15,937,000 or 31.69% in 1997 as compared to 1996 due primarily to the opening of a loan production office in Montgomery, Alabama, which now operates as a branch of Southern Bank, and the opening of three new branches for American Bank in Florida. The increase in average loans was funded by an increase in average deposits of $7,534,000, an increase in average other borrowings of $3,505,000 and a decrease in average investments and Federal funds of $5,516,000.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company and the Banks to meet those needs. The Company and the Banks seek to meet liquidity requirements primarily through management of short-term investments (principally Federal funds sold) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. Also, the Banks maintain relationships with correspondent banks, including a 3,000,000 line of credit for the Company, which would provide funds on short notice, if needed.

     The liquidity and capital resources of the Company and the Banks are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratio at December 31, 1997 was considered satisfactory. At that date, the Banks' short-term investments were adequate to cover any reasonable anticipated immediate need for funds. The Company and the Banks were aware of no events or trends likely to result in a material change in their liquidity. During 1997, the Company increased its capital by retaining earnings of $715,000 after payment of dividends. It also increased its capital by $253,000, representing proceeds from the exercise of common stock options and by $168,000, representing reduction in income taxes payable for exercise of non-qualified stock options. After recording an increase in capital of $90,000 for unrealized gains on securities, net of taxes, total capital increased $1,226,000 to $11,941,000 from $10,715,000 at December 31, 1996.

     The Company estimates that approximately $1,115,000 will be required for capital expenditures in 1998 for the purchase of land and the construction of facilities for the branch in Montgomery.

     In accordance with risk capital guidelines issued by the Federal Reserve, Eufaula BancCorp is required to maintain a minimum standard of total capital to weighted risk assets of 8%. Additionally, all member banks must maintain "core" or "Tier 1" capital of at least 4% of total assets ("leverage ratio"). Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, and well managed on- and off-balance sheet activities; and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 100 to 200 basis points.

     The following table summarizes the regulatory capital levels of the Company at December 31, 1997.

                                                ACTUAL                          REQUIRED                       EXCESS
                                    ---------------------------    -----------------------------     ---------------------------
                                       AMOUNT        PERCENT          AMOUNT          PERCENT            AMOUNT        PERCENT
                                    ------------   ------------    ------------    -------------     --------------  -----------
                                                                      (DOLLARS IN THOUSANDS)
                                    --------------------------------------------------------------------------------------------
      Leverage capital              $   10,471         9.20%       $   4,612            4.00%          $ 5,859         5.20%
      Risk-based capital:
        Core capital                    10,471        13.11            3,195            4.00             7,276         9.11
        Total capital                   11,209        14.03            6,391            8.00             4,818         6.03

          Each Bank also met its individual regulatory capital requirements at December 31, 1997.

YEAR 2000 ISSUE COSTS

     Like many companies, the Company relies on computers for the daily conduct of business and for data processing. There is general concern that on January 1, 2000 computers will be unable to "read" the new year and as a consequence there could be widespread computer malfunctions. The Company has implemented steps to address this issue by hiring a technology consultant to advise it on this issue. Based on estimates by management of the Company, the Company expects to incur approximately $25,000 to $50,000 to modify its information systems appropriately to accurately process information in the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Management expects that the costs to convert the Company's information systems to year 2000 compliance will not have a material impact on the Company's consolidated financial statements. The Company believes that it and its vendors have satisfactorily addressed the steps deemed necessary by the Banks' regulators to adapt its data processing systems for the Year 2000 and beyond.

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

                                                                   YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------------------------------------------
                                         1997                              1996                                  1995
                           ---------------------------------  ---------------------------------  ----------------------------------
                                                                   (DOLLARS IN THOUSANDS)
                           --------------------------------------------------------------------------------------------------------
                                       INTEREST    AVERAGE                INTEREST   AVERAGE                 INTEREST   AVERAGE
                             AVERAGE   INCOME/      YIELD/      AVERAGE   INCOME/     YIELD/       AVERAGE   INCOME/     YIELD/
                             BALANCE   EXPENSE    RATE PAID     BALANCE   EXPENSE    RATE PAID     BALANCE   EXPENSE    RATE PAID
                           ---------- --------- ------------ ----------- ---------- ------------ ---------- ---------- ------------
ASSETS
 Interest-earning assets:
  Loans, net of
   unearned interest       $   66,235  $  6,683     10.09%   $   50,298   $  5,065     10.07%    $  47,406   $  4,913     10.36%
  Investment securities:
   Taxable                     23,400     1,487      6.35        28,218      1,802      6.39        23,734      1,519      6.40
   Tax exempt                   8,424       708      8.40         8,462        718      8.48         8,599        752      8.75
  Federal funds sold            1,399        80      5.72         2,059        105      5.10         1,982        112      5.65
                           ---------- ---------              ----------- ----------              ---------- ----------
   Total interest-
    earning assets             99,458     8,958      9.01        89,037      7,690      8.64        81,721      7,296      8.93
                           ---------- ---------              ----------- ----------              ---------- ----------
 Noninterest-earning
  assets:
  Cash                          4,712                             4,906                              5,148
  Allowance for loan
   losses                        (690)                             (637)                              (610)
  Unrealized gain (loss)
   on securities available
   for sale                      (203)                             (247)                              (130)
  Other assets                  8,020                             6,086                              6,010
                           ----------                        -----------                         ----------
   Total noninterest-
    earning assets             11,839                            10,108                             10,418
                           ----------                        -----------                         ----------
   Total assets            $  111,297                        $   99,145                           $ 92,139
                           ==========                        ===========                         ==========

                                                               YEAR ENDED DECEMBER 31,
                        ----------------------------------------------------------------------------------------------------------
                                       1997                              1996                                  1995
                        --------------------------------- -----------------------------------  -----------------------------------
                                                                (DOLLARS IN THOUSANDS)
                        ----------------------------------------------------------------------------------------------------------
                                   INTEREST    AVERAGE                 INTEREST    AVERAGE                 INTEREST     AVERAGE
                         AVERAGE   INCOME/     YIELD/       AVERAGE    INCOME/      YIELD/      AVERAGE    INCOME/       YIELD/
                         BALANCE   EXPENSE    RATE PAID     BALANCE    EXPENSE    RATE PAID     BALANCE    EXPENSE     RATE PAID
                        --------- ---------- -----------   ---------  ---------- -----------  ----------  ----------  ------------
LIABILITIES AND
 STOCKHOLDERS'
 EQUITY
 Interest-bearing
  liabilities:
   Savings and
    interest-bearing
    demand deposits     $  33,701  $   1,114     3.31%     $  32,620   $  1,047     3.21%     $   32,002   $   1,096      3.42%
   Time deposits           42,645      2,388     5.60         36,045      1,903     5.28          30,166       1,625      5.39
   Other borrowings         4,377        253     5.78            872         49     5.62           2,105         142      6.75
                        ---------  ---------               ---------  ----------              ----------  ----------
   Total interest-
    bearing liabilities    80,723      3,755     4.65         69,537      2,999     4.31          64,273       2,863      4.45
                        ---------  ---------               ---------  ----------              ----------  ----------
Noninterest-bearing
   liabilities and
   stockholders' equity:
   Demand deposits         18,044                             18,191                              16,862
   Other liabilities        1,202                              1,086                               1,749
   Stockholders' equity    11,328                             10,331                               9,255
                        ---------                          ---------                          ----------
   Total
    noninterest-bearing
    liabilities and
    stockholders' equity   30,574                             29,608                              27,866
                        ---------                          ---------                          ----------

Total liabilities and
 stockholders'
 equity                 $ 111,297                          $  99,145                          $   92,139
                        =========                          =========                          ==========

Interest rate spread                             4.36%                              4.33%                                 4.48%
                                             ===========                         ===========                          ============


Net interest income                $   5,203                           $  4,691                            $   4,433
                                   =========                          ==========                          ==========

Net interest margin                              5.23%                              5.27%                                 5.42%
                                             ===========                         ===========                          ============


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

                                                               YEAR ENDED DECEMBER 31,
                              ----------------------------------------------------------------------------------------------------
                                              1997 VS. 1996                                          1996 VS. 1995
                              ------------------------------------------         --------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                              -----------------------------------------------------------------------------------------------------
                                INCREASE            CHANGES DUE TO                INCREASE                    CHANGES DUE TO
                                                ------------------------                                 --------------------------
                                (DECREASE)        RATE        VOLUME              (DECREASE)                RATE          VOLUME
                              -------------     ---------  -------------      ------------------         ----------     -----------

Increase (decrease) in:
 Income from earning assets:
  Interest and fees on loans  $     1,618       $    13    $    1,605         $         152              $   (148)      $   300
  Interest on securities:
   Taxable                           (315)           (7)         (308)                  283                    (4)          287
   Tax-exempt                         (10)           (7)           (3)                  (34)                  (22)          (12)
  Interest on Federal funds           (25)            9           (34)                   (7)                  (11)            4
                              -------------     ---------  -------------      ------------------         ----------     -----------
     Total interest income          1,268             8         1,260                   394                  (185)          579
                              -------------     ---------  -------------      ------------------         ----------     -----------

Expense from interest-bearing
 liabilities:
  Interest on savings and
   interest-
    bearing demand deposits            67            32            35                   (49)                  (70)            21
  Interest on time deposits           485           137           348                   278                   (39)           317
  Interest on other borrowings        204             7           197                   (93)                  (10)           (83)
                              -------------     ---------  -------------      ------------------         ----------     -----------
     Total interest expense           756           176           580                   136                  (119)           255
                              -------------     ---------  -------------      ------------------         ----------     -----------

     Net interest income      $       512       $  (168)   $      680         $         258              $    (66)      $    324
                              =============     =========  =============      ==================         ==========     ===========

NONINTEREST INCOME

     Following is a comparison of noninterest income for 1997 and 1996.

                                                            1997             1996
                                                       --------------    ------------

         Service charges on deposit accounts             $    744,000      $  691,000
         Securities transactions, net                          20,000          28,000
         Origination fees on mortgage loans                   172,000         111,000
         Other                                                183,000         155,000
                                                       --------------    ------------
                                                         $  1,119,000      $  985,000
                                                       ==============    ============

NONINTEREST EXPENSE

     Following is a comparison of noninterest expense for 1997 and 1996.

                                                        1997              1996
                                                   --------------    --------------
         Salaries and employee benefits              $  2,435,000      $  2,020,000
         Equipment and occupancy expense                  600,000           488,000
         Amortization of intangibles                       79,000            79,000
         Legal and professional expense                   163,000            94,000
         Director fees                                     98,000            88,000
         Data processing expenses                         101,000            59,000
         Other expenses                                   997,000           723,000
                                                   --------------    --------------
                                                     $  4,473,000      $  3,551,000
                                                   ==============    ==============

ASSET/LIABILITY MANAGEMENT

     A principal objective of the Company's asset/liability management strategy is to minimize the exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. In order to assure that the objectives of the Company's asset/ liability policy are adhered to in a consistent manner, an Asset/Liability Management Committee ("the ALCO") has been formed. The ALCO consists of senior management and any directors as may be appointed by the Board of Directors and has the authority to direct the Company's acquisition and allocation of funds. The ALCO meets quarterly. Additional meetings may be held if necessary.

     As part of the Company's interest rate risk management policy, the ALCO examines the extent to which the Company's assets and liabilities are "interest rate-sensitive" and monitors its interest rate-sensitivity "gap". An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

     A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps") which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

     The Company's asset/liability management policy provides a permissible range for the one-year cumulative gap ratio (rate-sensitive assets divided by rate-sensitive liabilities) of 90 percent to 120 percent. That is, rate-sensitive assets should range from 90 percent to 120 percent of rate sensitive liabilities. The policy also provides that the ALCO will allow the cumulative gap ratio to fluctuate within a range of 20 percent above or below the unity ratio of 100 percent, thus setting a range of 80 percent to 120 percent. As of December 31, 1997, the Company's cumulative one-year interest rate sensitivity gap ratio was 73 percent. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate faster than the Company's interest-earning assets. This ratio is below the target range established by the ALCO. However, management believes that the type and amount of the Company's interest rate-sensitive liabilities (a significant portion of which are composed of money market, NOW and savings accounts whose yields, to a certain extent, are subject to the discretion of management) may reduce the potential impact that a rise in interest rates might have on the Company's net income.

     In the event that interest rates should rise 100 basis points within the one-year time period, the Company believes that the reduction in interest income would not materially impact net interest income or net income. For example, if interest rates should rise 100 basis points immediately, the reduction in net interest income resulting from the immediate shock would be approximately $88,000 or 1.63 percent below the projection under stable rates, for the twelve months and the reduction in net income would be approximately $58,000. Should interest rates rise 200 basis points at the rate of 50 basis points per quarter, the reduction in net interest income for the twelve months would be approximately $94,000 or 1.73 percent below the projection under stable rates, and the reduction in net income would be approximately $62,000. In the event that interest rates rise immediately 200 basis points, which management considers to be unlikely, the reduction in net interest income resulting from the immediate shock would be approximately $206,000, or 3.8 percent below the projection under stable rates, for the twelve months and the reduction in net income would be approximately $136,000. These simulated computations should not be relied upon as indicative of actual future results. Further, the computations do not contemplate certain actions that management may undertake in response to future changes in interest rates.

     The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1997, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks' customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                            AT DECEMBER 31, 1997
                                        ------------------------------------------------------------------------------------------
                                                                        MATURING OR REPRICING WITHIN
                                        ------------------------------------------------------------------------------------------
                                            ZERO TO           THREE            ONE             OVER
                                             THREE          MONTHS TO         THREE           THREE
                                            MONTHS           ONE YEAR         YEARS           YEARS           TOTAL
                                        --------------    --------------   -----------     -----------   --------------
                                                                           (DOLLARS IN THOUSANDS)
                                        -------------------------------------------------------------------------------
EARNING ASSETS:
 Federal funds sold                       $  2,450         $        -       $       -       $        -    $     2,450
 Investment securities                         747              4,131           1,425           19,153         25,456
 Loans                                      31,652              9,533          14,271           23,148         78,604
                                        --------------    --------------   -----------     -----------   --------------
                                            34,849             13,664          15,696           42,301        106,510
                                        --------------    --------------   -----------     -----------   --------------
INTEREST-BEARING LIABILITIES:
 Interest-bearing demand deposits/(1)/      19,180                  -          12,602                -         31,782
 Savings/(1)/                                    -                  -           4,931                -          4,931
 Certificates less than $100,000             8,330             20,008           3,366              953         32,657
 Certificates, $100,000 and over             9,982              6,016             935                -         16,933
 Other borrowings                            3,100                  -               -                -          3,100
                                        --------------    --------------   -----------     -----------   --------------
                                            40,592             26,024          21,834              953         89,403
                                        --------------    --------------   -----------     -----------   --------------

INTEREST RATE SENSITIVITY GAP             $ (5,743)        $  (12,360)      $  (6,138)      $   41,348    $    17,107
                                        ==============    ==============   ============    ===========   ==============

CUMULATIVE INTEREST RATE SENSITIVITY GAP  $ (5,743)        $  (18,103)      $ (24,241)      $   17,107
                                        ==============    ==============   ============    ===========

INTEREST RATE SENSITIVITY GAP RATIO           0.86               0.53            0.72            44.39
                                        ==============    ==============   ============    ===========

CUMULATIVE INTEREST RATE SENSITIVITY          0.86               0.73            0.73             1.19
 GAP RATIO
                                        ==============    ==============   ============    ===========

/(1)/ The Company has found that NOW checking accounts and savings deposits are generally not sensitive to changes in interest rates and, therefore, it has placed such liabilities in the "One to Three Years" category.

MATURITIES AND SENSITIVITY OF LOANS TO CHANGES IN INTEREST RATES

     The Company's loan portfolio, as of December 31, 1997, was made up primarily of short-term fixed rate loans or variable rate loans. The average contractual life on instalment loans is approximately three years, while mortgages are generally variable over one to five-year periods. Total loans as of December 31, 1997 are shown in the following table according to maturity classifications: (i) one year or less, (ii) after one year through five years, and (iii) after five years.

                                               DUE IN       AFTER ONE        AFTER
                                                 ONE         THROUGH         FIVE
                                                YEAR        FIVE YEARS       YEARS         TOTAL
                                            -----------   --------------   ----------    ----------
                                                              (DOLLARS IN THOUSANDS)
                                            -------------------------------------------------------
        Commercial, financial and             $   8,324     $  12,084       $    401      $  20,809
        agricultural
        Real estate - construction                3,253             -              -          3,253
        Real estate - mortgage                   26,807         7,420          5,819         40,046
        Consumer instalment                       2,792        10,955            735         14,482
        Other                                         9             5              -             14
                                            -----------   --------------   ----------    ----------
        Total                                 $  41,185     $  30,464       $  6,955      $  78,604
                                            ===========   ==============   ==========    ==========

     The following table summarizes loans at December 31, 1997 with the due dates after one year which (i) have predetermined interest rates and (ii) have floating or adjustable interest rates.

                                                                               DECEMBER 31,
                                                                                   1997
                                                                               (DOLLARS IN
                                                                                THOUSANDS)
                                                                             --------------
  Predetermined interest rates                                                $     37,419
  Floating or adjustable interest rates                                                  -
                                                                             --------------
                                                                               $     37,419
                                                                             ==============

LOAN PORTFOLIO

     The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                              DECEMBER 31,
                                                     ----------------------------
                                                            1997            1996
                                                     ------------    ------------
                                                         (DOLLARS IN THOUSANDS)
                                                     ----------------------------
     Commercial, financial and agricultural            $   20,809      $   11,276
     Real estate - construction                             3,253           2,896
     Real estate - mortgage                                40,046          27,692
     Consumer instalment loans                             14,694          10,468
     Other                                                     14              41
                                                     ------------    ------------
                                                           78,816          52,373
     Unearned discount                                       (213)           (205)
     Allowance for loan losses                               (762)           (656)
                                                     ------------    ------------
     Loans, net                                        $   77,841      $   51,512
                                                     ============    ============

NONPERFORMING LOANS

    The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                              DECEMBER 31,
                                                      ---------------------------
                                                            1997           1996
                                                      ------------   ------------
                                                         (DOLLARS IN THOUSANDS)
                                                      ---------------------------
     Loans accounted for on a nonaccrual basis          $       50     $        -

     Instalment loans and term loans contractually
     past due ninety days or more as to interest
     or principal payments and still accruing                   14             23

     Loans, the term of which have been renegotiated
     to provide a reduction or deferral of interest
     or principal because of deterioration in the
     financial position of the borrower                          -              -

     Loans now current about which there are serious
     doubts as to the ability of the borrower to
     comply with present loan repayment terms                    -              -


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

SUMMARY OF LOAN LOSS EXPERIENCE

     The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible
future losses, current economic conditions and other relevant factors.   The
Company's allowance for loan losses was approximately $762,000 at December 31, 1997, representing 0.97% of year-end total loans outstanding compared with approximately $656,000 at December 31, 1996, which represented 1.26% year end total loans outstanding.

     The allowance for loan losses is reviewed quarterly based on management's evaluation of current risk characteristics of the loan portfolio, as well as the impact of prevailing and expected economic business conditions. Management considers the allowance for loan losses adequate to cover possible loan losses on each outstanding loan with particular emphasis on any problem loans. No assurance can be given, however, that adverse economic circumstances will not result in increased losses in the Bank's loan portfolio and require greater provisions for loan losses in the future.

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

                                                                           AT DECEMBER 31,
                                             ---------------------------------------------------------------------
                                                          1997                                 1996
                                             --------------------------------    ---------------------------------
                                                                PERCENT OF                           PERCENT OF
                                                                 LOANS IN                             LOANS IN
                                                                CATEGORY TO                          CATEGORY TO
                                                 AMOUNT         TOTAL LOANS          AMOUNT          TOTAL LOANS
                                             --------------   ---------------    --------------    ---------------
                                                                       (DOLLARS IN THOUSANDS)
                                             ---------------------------------------------------------------------
Commercial, financial, industrial and           $       267         26%          $       230             22%
 agricultural
Real estate                                             114         55                   98              58
Consumer                                                191         19                  164              20
Unallocated                                             190          -                  164               -
                                             --------------   --------------     --------------    ---------------
                                                $       762        100%           $     656             100%
                                             ==============   ==============     ==============    ===============

     The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                         DECEMBER 31,
                                                                                ----------------------------
                                                                                    1997            1996
                                                                                ------------    ------------
                                                                                   (DOLLARS IN THOUSANDS)
                                                                                ----------------------------
     Average amount of loans outstanding                                        $     66,235    $     50,298
                                                                                ============    ============

     Balance of reserve for possible loan losses at beginning of period                  656             605
                                                                                ------------    ------------

     Charge-offs:
     Commercial, financial and agricultural                                               29               6
     Consumer                                                                             52              40
                                                                                ------------    ------------
                                                                                          81              46
                                                                                ------------    ------------

     Recoveries:
     Commercial, financial and agricultural                                                -               9
     Real estate                                                                           -               -
     Consumer                                                                             13               7
                                                                                ------------    ------------
                                                                                          13              16
                                                                                ------------    ------------

     Net charge-offs                                                                      68              30
                                                                                ------------    ------------

     Additions to reserve charged to operating expenses                                  174              81
                                                                                ------------    ------------

     Balance of reserve for possible loan losses                                  $      762      $      656
                                                                                ============    ============

     Ratio of net loan charge-offs to average loans                                     0.10%           0.06%
                                                                                ============    ============

INVESTMENT PORTFOLIO

     The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See " - Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its
earnings assets.   In particular, approximately 52% of the loan portfolio is
comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen-year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 13% of the investment portfolios matures within one year.

TYPES OF INVESTMENTS

     The amortized cost and fair value of securities are summarized as follows:

                                                                               GROSS             GROSS
                                                            AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                                               COST            GAINS            LOSSES            VALUE
                                                       ---------------    -------------    -------------     -------------
        SECURITIES AVAILABLE FOR SALE
          DECEMBER 31, 1997:
           U. S. Government and agency securities        $  14,195,851    $      53,641    $     (61,814)    $  14,187,678
           Mortgage-backed securities                        1,982,581            8,334           (4,067)        1,986,848
                                                       ---------------    -------------    -------------     -------------
                                                         $  16,178,432    $      61,975    $     (65,881)    $  16,174,526
                                                       ===============    =============    =============     =============

        December 31, 1996:
          U. S. Government and agency
            securities                                   $  23,516,656    $      39,018    $    (204,262)    $  23,351,412
          Mortgage-backed securities                         3,002,140            6,672          (13,860)        2,994,952
          Other securities                                     469,633           18,417                -           488,050
                                                       ---------------    -------------    -------------     -------------
                                                         $  26,988,429    $      64,107    $    (218,122)    $  26,834,414
                                                       ===============    =============    =============     =============

                                                                                GROSS             GROSS
                                                            AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                                               COST            GAINS            LOSSES            VALUE
                                                          -------------    -------------    -------------     -------------
          SECURITIES HELD TO MATURITY
            DECEMBER 31, 1997:
              U. S. Government and agency securities      $     749,576    $         502    $      (3,380)    $     746,698
              State and municipal securities                  8,110,317          383,651                -         8,493,968
              Mortgage-backed securities                        421,848            6,235           (1,415)          426,668
                                                          -------------    -------------    -------------     -------------
                                                          $   9,281,741    $     390,388    $      (4,795)    $   9,667,334
                                                          =============    =============    =============     =============

          December 31, 1996:
            U. S. Government and agency securities        $     750,000    $           -    $     (11,095)    $     738,905
            State and municipal securities                    8,707,202          436,566           (3,415)        9,140,353
            Mortgage-backed securities                          604,889            6,133           (5,891)          605,131
                                                          -------------    -------------    -------------     -------------
                                                          $  10,062,091    $     442,699    $     (20,401)    $  10,484,389
                                                          =============    =============    =============     =============

MATURITIES

     The amounts of investment securities in each category as of December 31, 1997 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                              U.S. TREASURY AND
                                                            OTHER U. S. GOVERNMENT                      STATE AND
                                                          AGENCIES AND CORPORATIONS               POLITICAL SUBDIVISIONS
                                                                              YIELD                                YIELD
                                                           AMOUNT                (1)              AMOUNT         (1) (2)
                                                        ------------     ----------------      ------------   -----------
                                                                                (DOLLARS IN THOUSANDS)
                                                        -----------------------------------------------------------------
MATURITY:
    One year or less                                      $   3,753            6.21%              $    837             8.25%
    After one year through five years                         8,621            6.47                  2,737             7.98
    After five years through ten years                        4,972            4.20                  4,249             8.17
    After ten years                                               -               -                    287             8.83
                                                       ------------     -----------           ------------      -----------
                                                          $  17,346            5.76%              $  8,110             8.14%
                                                       ============     ===========           ============      ===========

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

                                                                      YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------------------
                                                         1997                               1996
                                              ----------------------------    --------------------------------
                                                  AMOUNT           RATE           AMOUNT            RATE
                                              --------------   -----------    --------------    --------------
                                                                      (DOLLARS IN THOUSANDS)
                                              ----------------------------------------------------------------
Noninterest-bearing demand deposits             $     18,044          -%        $     18,191               -%
Interest-bearing demand and savings deposits          33,701       3.31               32,620            3.21
Time deposits                                         42,645       5.60               36,045            5.28
                                                ------------                    ------------
Total deposits                                  $     94,390                    $     86,856
                                                ============                    ============

    The Company has a large, stable base of time deposits, with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained from individual customers.

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1997, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) over twelve months.

                                                                  DECEMBER
                                                                     31,
                                                                    1997
                                                               -------------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
                                                               -------------
       Three months or less                                      $     9,982
       Over three through twelve months                                6,016
       Over twelve months                                                935
                                                               -------------
                 Total                                           $    16,933
                                                               =============

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

                                                                       YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                      1997              1996
                                                                --------------     --------------
Return on assets                                                      0.90  %            1.24%

Return on equity                                                      8.89              11.90

Dividends payout                                                     29.17              21.31

Equity to assets ratio                                               10.18              10.42


COMMITMENTS AND LINES OF CREDITS

     In the ordinary course of business, the Banks have granted commitments to extend credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by each Bank's respective Board of Directors. The Banks have also granted commitments to approved customers for standby letters of credit. These commitments are recorded in the financial statements when funds are disbursed or the financial instruments become payable. The Banks use the same credit policies for these off-balance sheet commitments as they do for financial instruments that are recorded in the consolidated financial statements. Commitments generally have fixed expiration dates or other
termination clauses and may require payment of a fee.   Because many of the
commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Following is a summary of the commitments outstanding at December 31, 1997 and 1996.

                                                              DECEMBER 31,
                                                      -------------------------
                                                          1997          1996
                                                      ------------   ----------
                                                        (DOLLARS IN THOUSANDS)
                                                      -------------------------
       Loans sold with recourse                       $    1,647     $    1,909
       Commitments to extend credit                       19,518          7,972
       Standby letters of credit                           1,353          1,390
                                                      ----------     ----------
                                                      $   22,518     $   11,271
                                                      ==========     ==========

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


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-32 of this Annual Report on Form 10-KSB:

     Consolidated Balance Sheets - December 31, 1997 and 1996

     Consolidated Statements of Income - Years Ended December 31, 1997 and 1996

     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1997 and 1996

     Consolidated Statements of Cash Flows - Years Ended December 31, 1997 and 1996

     Notes to Consolidated Financial Statements.


ITEM 8.   DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During 1997 and 1996, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its 1998 annual meeting under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of fiscal year covered by this Annual Report ("the Company's Proxy Statement").

NOTE 10.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1998 annual meeting under the caption "Executive Compensation".

NOTE 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1998 annual meeting under the caption "Voting securities and Principal Stockholders".

NOTE 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1998 annual meeting under the caption "Certain Relationships and Related Transactions".

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B.

EXHIBIT
  NO.                         DESCRIPTION
--------                 -------------------------------------------------------

   3.1 Restated Certificate of Incorporation of the Registrant as of March 18, 1998.

   3.2 Bylaws of the Registrant (amended and restated as of March 18, 1998).

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

  10.4                   Director stock purchase plan.

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

                            EUFAULA BANCCORP, INC.

Date:____________________      By:______________________________________________
                               Gregory B. Faison, President, Chief Executive
                               Officer and Director


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

Date:_________________     _____________________________________________________
                           Gregory B. Faison, President
                           Chief Executive Officer and Director

Date:_________________     _____________________________________________________
                           Janis Biggers, Director

Date:_________________     _____________________________________________________
                           Michael C. Dixon, Director

Date:_________________     _____________________________________________________
                           Robert M. Dixon, Director

Date:_________________     _____________________________________________________
                           Thomas Harris, Director

Date:_________________     _____________________________________________________
                           James J. Jaxon, Jr., Director

Date:_________________     _____________________________________________________
                           Frank McRight, Director

                            EUFAULA BANCCORP, INC.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                         DESCRIPTION
-------             ----------------------------------------------------------

   3.1 Restated Certificate of Incorporation of the Registrant as of March 18, 1998.

   3.2              Bylaws of the Registrant (amended and restated as of March
                    18, 1998).

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

  10.4              Director stock purchase plan.

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

  27                Financial Data Schedule

                            EUFAULA BANCCORP, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Consolidated financial statements:

  Independent Auditor's Report
  Consolidated Balance Sheets - December 31, 1997 and 1996
  Consolidated Statements of Income - Years ended December 31, 1997 and 1996 Consolidated Statements of Stockholders' Equity - Years ended December 31,
   1997 and 1996
  Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996 Notes to Consolidated Financial Statements


All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITOR'S REPORT


________________________________________________________________________________


TO THE BOARD OF DIRECTORS
EUFAULA BANCCORP, INC.
EUFAULA, ALABAMA


          We have audited the accompanying consolidated balance sheets of EUFAULA BANCCORP, INC. AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eufaula BancCorp, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



Albany, Georgia
February 4, 1998

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                   ASSETS                                              1997          1996
                   ------                                        ------------  ------------
Cash and due from banks                                          $  6,046,465  $  7,320,627
Interest-bearing deposits in banks                                        -         750,000
Federal funds sold                                                  2,450,000     1,375,000
Securities available for sale, at fair value                       16,174,526    26,834,414
Securities held to maturity, at cost (fair value
    $9,667,334 and $10,484,389)                                     9,281,741    10,062,091

Loans                                                              78,603,624    52,167,811
Less allowance for loan losses                                        762,236       656,256
                                                                 ------------  ------------
          Loans, net                                               77,841,388    51,511,555
                                                                 ------------  ------------
Premises and equipment, net                                         3,664,429     2,413,164
Other real estate                                                     804,435       804,435
Other assets                                                        4,678,670     3,744,747
                                                                 ------------  ------------
                                                                 $120,941,654  $104,816,033
                                                                 ============  ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Deposits
    Noninterest-bearing demand                                   $ 18,305,750  $ 18,783,155
    Interest-bearing demand                                        31,782,198    26,412,239
    Savings                                                         4,930,765     5,530,097
    Time, $100,000 and over                                        16,932,656    13,692,689
    Other time                                                     32,657,315    25,879,298
                                                                 ------------  ------------
              Total deposits                                      104,608,684    90,297,478
    Federal funds purchased                                               -       1,200,000
    Securities sold under repurchase agreement                            -       1,475,000
    Other borrowings                                                3,100,000           -
    Other liabilities                                               1,291,643     1,128,704
                                                                 ------------  ------------
              Total liabilities                                   109,000,327    94,101,182
                                                                 ------------  ------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10; 50,000 shares
        authorized, none issued                                           -             -
    Common stock, par value $1; 5,000,000 shares authorized,
        2,097,916 and 1,353,204 shares issued, respectively         2,097,916     1,353,204
    Surplus                                                           107,779       232,587
    Retained earnings                                               9,737,976     9,221,469
    Unrealized (losses) on securities available
        for sale, net of taxes                                         (2,344)      (92,409)
                                                                 ------------  ------------
          Total stockholders' equity                               11,941,327    10,714,851
                                                                 ------------  ------------
                                                                 $120,941,654  $104,816,033
                                                                 ============  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                                           1997         1996
                                                                      ----------   ----------
INTEREST INCOME
    Interest and fees on loans                                        $6,683,278   $5,064,734
    Interest on taxable securities                                     1,464,021    1,776,018
    Interest on nontaxable securities                                    466,530      473,567
    Interest on deposits in other banks                                   22,806       26,085
    Interest on Federal funds sold                                        80,363      105,007
                                                                      ----------   ----------
                                                                       8,716,998    7,445,411
                                                                      ----------   ----------

INTEREST EXPENSE
    Interest on deposits                                               3,502,234    2,950,361
    Interest on other borrowings                                         252,330       48,915
                                                                      ----------   ----------
                                                                       3,754,465    2,999,276
                                                                      ----------   ----------

       Net interest income                                             4,962,434    4,446,135
Provision for loan losses                                                173,668       81,000
                                                                      ----------   ----------
       Net interest income after provision for loan losses             4,788,766    4,365,135
                                                                      ----------   ----------

OTHER INCOME
    Service charges on deposit accounts                                  744,254      690,746
    Security transactions, net                                            19,697       27,470
    Origination fees on mortgage loans                                   171,994      110,738
    Other                                                                182,666      155,558
                                                                      ----------   ----------
                                                                       1,118,611      984,512
                                                                      ----------   ----------

OTHER EXPENSES
    Salaries and employee benefits                                     2,435,131    2,019,949
    Equipment and occupancy expense                                      600,493      488,156
    Amortization of intangibles                                           78,745       78,745
    Legal and professional expense                                       162,549       93,714
    Data processing expenses                                             101,064       58,859
    Directors fees                                                        97,983       88,250
    Other operating expense                                              997,085      723,407
                                                                      ----------   ----------
                                                                       4,473,050    3,551,080
                                                                      ----------   ----------

        Income before income taxes                                     1,434,327    1,798,567

APPLICABLE INCOME TAXES                                                  426,935      569,478
                                                                      ----------   ----------
        Net income                                                    $1,007,392   $1,229,089
                                                                      ==========   ==========

NET INCOME PER COMMON SHARE
    Basic                                                             $     0.48   $     0.61
                                                                      ==========   ==========

    Diluted                                                           $     0.45   $     0.56
                                                                      ==========   ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                                                    Unrealized
                                                                                      Gains
                                                                                    (Losses) on
                                                                                    Securities
                                                                                     Available
                                      Common Stock        Capital     Retained       for Sale,
                                 ---------------------
                                   Shares   Par Value     Surplus     Earnings        Net of         Total
                                 --------- -----------  ----------- ------------  ---------------  -----------
BALANCE, DECEMBER 31,
   1995                            676,602  $ 676,602   $ 909,289   $ 8,263,021   $   98,972       $ 9,947,784
   Net income                           -          -           -      1,229,089           -          1,229,089
   Cash dividend declared,
       $.13 per                         -          -           -       (270,641)          -           (270,641)
   Net change in unrealized
       (losses) on securities
       available-for-sale,
       net of tax                       -          -          -            -        (191,381)         (191,183)
   Two-for-one common
      stock split                  676,602    676,602    (676,602)        -               -                 -
                                 --------- -----------  ----------- ------------  ---------------  -----------
BALANCE, DECEMBER 31,
   1996                          1,353,204  1,253,204     232,587     9,221,469      (92,409)       10,714,851
   Net income                           -          -           -      1,007,392           -          1,007,392
   Cash dividend declared,
       $.14 per                         -          -           -       (291,584)          -           (291,584)
   Net change in unrealized
       (losses) on securities
       available-for-sale,
       net of tax                       -          -           -             -        90,065            90,065
   Three-for-two common
       stock split                 699,301    699,301    (699,301)           -            -                 -
   Proceeds from exercise
       of stock                     45,411     45,411     207,455            -            -           252,866
   Purchase of fractional
       shares                           -          -          (85)           -            -               (85)
   Reduction in income
       taxes payable resulting
       from exercise of
       stock options                    -          -      167,822            -           -            167,822
   Transfer to surplus                  -          -      199,301      (199,301)         -                 -
                                 --------- -----------  ----------- ------------  ---------------  -----------
Balance, December 31, 1997       2,097,916 $ 2,097,916  $ (91,522)  $ 9,937,277   $   (2,344)      $11,941,327
                                 ========= ===========  =========== ============  ===============  ===========

See Notes to Consolidated Financial Statements.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                                                1997           1996
                                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $  1,007,392   $  1,229,089
                                                                           ------------   ------------
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                            235,465        184,564
        Amortization                                                             78,745         78,745
        Provision for loan losses                                               173,668         81,000
        Provision for deferred taxes                                            (25,438)          (913)
        Net realized gains on securities available                              (19,697)       (27,470)
        (Increase) decrease in interest receive                                 146,513        (44,025)
        Increase (decrease) in interest payable                                 155,509         (5,939)
        Increase (decrease) in taxes payable                                      9,257        (58,413)
        Other prepaids, deferrals and accrual                                  (960,132)      (620,612)
                                                                           ------------   ------------
              Total adjustments                                                (206,110)      (413,063)
                                                                           ------------   ------------

              Net cash provided by operating                                    801,282        816,026
                                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in interest-bearing deposits in banks                   750,000       (500,000)
    Increase in Federal funds sold                                           (1,075,000)      (575,000)
    Purchases of securities available for sale                               (5,820,234)   (13,110,890)
    Proceeds from sales of securities available for sale                      6,798,070      6,809,250
    Proceeds from maturities of securities available for sale                 9,851,858      3,245,913
    Purchases of securities held to maturity                                        -         (997,428)
    Proceeds from maturities of securities held to maturity                     780,350        822,506
    Increase in loans, net                                                  (26,503,501)    (4,547,404)
    Proceeds from sale of assets                                                 10,000            -
    Purchase of premises and equipment                                       (1,496,730)      (530,313)
                                                                           ------------   ------------
              Net cash used in investing activities                         (16,705,187)    (9,383,366)
                                                                           ------------   ------------


                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                     1997         1996
                                                                                ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in deposits                                                        $ 14,243,546  $ 6,750,906
    Proceeds from the exercise of stock option                                       252,866           -
    Increase (decrease) in securities sold under
        repurchase agreements                                                     (1,475,000)   1,475,000
    Increase (decrease) in Federal funds purchased                                (1,200,000)     650,000
    Advances from Federal Home Loan Bank                                           3,100,000           -
    Dividends paid                                                                  (291,584)    (202,981)
    Purchase of fractional shares                                                        (85)          -
                                                                                ------------  -----------
          Net cash provided by financing activities                               14,629,743    8,672,925
                                                                                ------------  -----------

Net increase (decrease) in cash and due from bank                                 (1,274,162)     105,585

Cash and due from banks at beginning of year                                       7,320,627    7,215,042
                                                                                ------------  ------------

Cash and due from banks at end of year                                          $  6,046,465  $ 7,320,627
                                                                                ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
    Cash paid during the year for:
        Interest                                                                $  3,599,055  $ 3,005,215

        Income taxes                                                            $    443,116  $   628,804

NONCASH TRANSACTIONS
    Unrealized (losses) on securities available for sale                        $   (150,109) $  (318,966)

    Transfer from loans to other real estate                                    $       -     $   804,432


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          NATURE OF BUSINESS

          Eufaula BancCorp, Inc. (the Company) is a bank holding company whose business is presently conducted by its wholly-owned subsidiaries, Southern Bank of Commerce (formerly Eufaula Bank and Trust Company) in Eufaula, Alabama and First American Bank of Walton County (First American Bank) in Santa Rosa Beach, Florida. The Banks provide a full range of banking services to individual and corporate customers in Eufaula and Montgomery, Alabama and in northwest Florida. The Banks are subject to the regulations of certain Federal and state agencies and are periodically examined by certain regulatory authorities.

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


________________________________________________________________________________


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


________________________________________________________________________________


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


________________________________________________________________________________


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

          EARNINGS PER COMMON SHARE

          Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of common shares outstanding and potential common shares. Earnings per common share for the prior periods have been restated to reflect the adoption of FASB 128. All per share data for prior years have been adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record as of November 15, 1997.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          CURRENT ACCOUNTING DEVELOPMENTS

          In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". ("SFAS No. 125"). This Statement provides standards for distinguishing transfers of financial assets that are sales from those that are secured borrowings, and provides guidance on the recognition and measurement of asset servicing contracts and on debt extinguishments. As issued, SFAS No. 125 is effective for transactions occurring after December 31, 1996. However, as a result of an amendment to SFAS No. 125 by the FASB in December 1996, certain provisions of SFAS No. 125 are deferred for an additional year. Adoption of the new accounting standard is not expected to have a material impact on the Company's financial statements.

          In February 1997, the FASB issued SFAS No. 128, "Earnings per Share". This statement simplifies the standards for computing earnings per share previously set forth in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international Earnings per Share ("EPS") standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. This statement is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this statement did not have a material impact on the Company's financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          CURRENT ACCOUNTING DEVELOPMENTS (CONTINUED)

          In June 1997, the FASB issued SFAS No 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance or other comprehensive income by their nature in a financial statement and display the accumulated balance or other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

          In June 1997, The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The statement requires that a business enterprise report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the enterprise's general-purpose financial statements. It requires that the enterprise report information about the revenues derived from the enterprise's products or services, about the countries in which the enterprise earns revenues and hold assets and about major customers. This Statement is effective for financial Statements for periods beginning after December 15, 1997. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 2.        SECURITIES

               The amortized cost and fair value of securities are summarized as follows:

                                                                                GROSS             GROSS
                                                            AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                              COST              GAINS             LOSSES            VALUE
                                                        -------------      -------------    --------------   --------------
               SECURITIES AVAILABLE FOR SALE
                DECEMBER 31, 1997:
                 U.S. Government and agency
                  securities                            $  14,195,851      $     53,641     $    (61,814)    $  14,187,678
                 Mortgage-backed securities                 1,982,581             8,334           (4,067)        1,986,848
                                                        -------------      -------------    --------------   --------------
                                                        $  16,178,432      $     61,975     $    (65,881)    $  16,174,526
                                                        =============      ============     ==============   ==============
                 December 31, 1996:
                 U.S. Government and agency
                  securities                            $  23,516,656      $     39,018     $   (204,262)    $  23,351,412
                 Mortgage-backed securities                 3,002,140             6,672          (13,860)        2,994,952
                 Other securities                             469,633            18,417                -           488,050
                                                        -------------      -------------    --------------   --------------
                                                        $  26,988,429      $     64,107     $   (218,122)    $  26,834,414
                                                        =============      =============    ==============   ==============

                                                                                GROSS             GROSS
                                                            AMORTIZED         UNREALIZED        UNREALIZED          FAIR
                                                              COST              GAINS             LOSSES            VALUE
                                                        -------------      -------------    --------------   -------------
               SECURITIES HELD TO MATURITY
                DECEMBER 31, 1997:
                 U.S. Government and agency
                  securities                            $     749,576      $        502     $     (3,380)    $     746,698
                 State and municipal securities             8,110,317           383,651                -         8,493,968
                 Mortgage-backed securities                   421,848             6,235           (1,415)          426,668
                                                        -------------      -------------    --------------   --------------
                                                        $   9,281,741      $    390,388     $     (4,795)    $   9,667,334
                                                        =============      =============    ==============   ==============

                December 31, 1996:
                 U.S. Government and agency
                  securities                            $     750,000      $          -     $    (11,095)    $     738,905
                 State and municipal securities             8,707,202           436,566           (3,415)        9,140,353
                 Mortgage-backed securities                   604,889             6,133           (5,891)          605,131
                                                        -------------      -------------    --------------   --------------
                                                        $  10,062,091      $    442,699     $    (20,401)    $  10,484,389
                                                        =============      =============    ==============   ==============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 2.   SECURITIES (CONTINUED)

          The amortized cost and fair value of securities as of December 31, 1997 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                                               SECURITIES AVAILABLE FOR SALE      SECURITIES HELD TO MATURITY
                                                            ---------------------------------   --------------------------------
                                                                 AMORTIZED            FAIR           AMORTIZED           FAIR
                                                                    COST             VALUE             COST             VALUE
                                                            ---------------   ---------------   --------------   ---------------
           Due in one year or less                          $   3,512,404     $   3,503,595     $   1,087,104    $   1,093,172
           Due from one year to five years                      5,659,953         5,712,425         3,236,884        3,328,435
           Due from five to ten years                           5,023,494         4,971,658         4,249,306        4,505,816
           Due after ten years                                          -                 -           286,599          313,243
           Mortgage-backed securities                           1,982,581         1,986,848           421,848          426,668
                                                            ---------------   ---------------   --------------   ---------------
                                                            $  16,178,432     $  16,174,526     $   9,281,741    $   9,667,334
                                                            ===============   ===============   ==============   ===============

          Securities with a carrying value of $11,787,849 and $15,681,776 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

          Gross realized gains and gross realized losses on sales of securities were:

                                                                                           DECEMBER 31,
                                                                                -------------------------------
                                                                                       1997              1996
                                                                                -------------     -------------
          Gross realized gains on sales of securities                           $    29,555       $    34,729
          Gross losses on sales of securities                                        (9,858)           (7,259)
                                                                                -------------     -------------
          Net realized gains on sales of securities available for sale          $    19,697       $    27,470
                                                                                =============     =============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:

                                                                      DECEMBER 31,
                                                            -----------------------------------
                                                                 1997                1996
                                                            ---------------     ---------------
          Commercial, financial and agricultural            $  20,809,399       $  11,276,143
          Real estate - construction                            3,253,356           2,896,148
          Real estate - mortgage                               40,046,125          27,691,446
          Consumer                                             14,694,075          10,468,374
          Other                                                    13,498              41,068
                                                            ---------------     ---------------
                                                               78,816,453          52,373,179
          Unearned income                                        (212,829)           (205,368)
          Allowance for loan losses                              (762,236)           (656,256)
                                                            ---------------     ---------------
          Loans, net                                        $  77,841,388       $  51,511,555
                                                            ===============     ===============

          Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                                                        DECEMBER 31,
                                                            ---------------------------------
                                                                    1997               1996
                                                            --------------     --------------
          BALANCE, BEGINNING OF YEAR                        $    656,256       $    605,163
           Provision charged to operations                       173,668             81,000
           Loans charged off                                     (82,046)           (45,786)
           Recoveries of loans previously charged off             14,358             15,879
                                                            --------------     --------------
          BALANCE, END OF YEAR                              $    762,236       $    656,256
                                                            ==============     ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

          The Company has granted loans to certain directors, executive officers, and related entities of the Company and the Banks. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the years ended December 31 were as follows:

                                                                         1997                 1996
                                                                ----------------     -----------------
           BALANCE, BEGINNING OF YEAR                             $    2,630,728       $     2,642,949
             Advances                                                  3,649,877             3,435,657
             Repayments                                               (2,397,799)           (3,447,878)
                                                                ----------------     -----------------
           BALANCE, END OF YEAR                                   $    3,882,806       $     2,630,728
                                                                ================     =================


NOTE 4.   PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                                               DECEMBER 31,
                                                                 -------------------------------------
                                                                          1997                 1996
                                                                 ----------------     ----------------
           Land and buildings                                      $    3,027,225       $    2,265,503
           Equipment                                                    1,676,093            1,159,753
           Construction in progress                                       336,089              205,207
                                                                 ----------------     ----------------
                                                                        5,039,407            3,630,463
           Accumulated depreciation                                    (1,374,978)          (1,217,299)
                                                                 ----------------     ----------------
                                                                   $    3,664,429       $    2,413,164
                                                                 ================     ================

          Depreciation expense for the years ended December 31, 1997 and 1996 was $235,465 and $184,564, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 5.   EMPLOYEE BENEFIT PLANS

          The subsidiary banks have noncontributory profit-sharing plans covering all employees, subject to certain minimum age and service requirements. The contribution for the years ended December 31, 1997 and 1996 was $68,000 and $72,383, respectively.

          The Company provides a nonqualified Employee Stock Purchase Plan, including employees of both subsidiary banks. The primary purpose is to enable the employees to participate in the ownership of the Company. An employee who has been employed on a full time basis for one year or more is eligible for the Plan. Employees can contribute from five to seven percent of their compensation, depending on years of service. The banks contribute an amount equal to 50% of the employee's contribution. Contributions are used to purchase shares of Eufaula BancCorp, Inc. common stock. The contribution for the years ended December 31, 1997 and 1996 was $13,732 and $14,813, respectively.

          The Company has a nonqualified Stock Purchase Plan for directors. The primary purpose is to enable the directors to participate in the ownership of the Company. All directors are eligible for the Plan. A director can contribute in increments of $50 not to exceed $200 per month. The Banks contribute an amount equal to 50 percent of the director's contribution. Contributions to the Plan are used to purchase shares of Eufaula BancCorp, Inc. common stock. The contributions for the years ended December 31, 1997 and 1996 were $19,300 and $16,800, respectively.


NOTE 6.   DEFERRED COMPENSATION PLAN

          During 1996, Southern Bank of Commerce modified its indexed deferred compensation plan for certain executive officers and directors. The Plan is designed to provide supplemental retirement benefits and supersedes the existing deferred compensation plan. As a result of the modification, transactions resulted in an expense of $16,517 for 1997 and a net decrease in expense of $32,636 in 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 7.   OTHER BORROWINGS

          Other borrowings consist of the following:

                                                                                       DECEMBER 31,
                                                                           -----------------------------------
                                                                                   1997                1996
                                                                           ---------------     ---------------
                  Advances from Federal Home Loan Bank with interest at a    $   2,500,000       $           -
                    fixed rate of 6.58% due on March 14, 1999.
                  Advances from Federal Home Loan Bank with interest at            600,000                   -
                    adjustable rates (currently at 6.50% at December 31,
                    1997) due on September 23,  1998.
                                                                           ---------------     ---------------
                                                                             $   3,100,000       $           -
                                                                           ===============     ===============

          The advances from the Federal Home Loan Bank are collateralized by the pledging of first mortgage loans on one to four family residences.


NOTE 8.   INCOME TAXES

          The provision for income taxes consists of the following:

                                                                                 DECEMBER 31,
                                                                    ------------------------------------
                                                                            1997                 1996
                                                                    ---------------      ---------------
           Current                                                    $     284,551        $     570,391
           Benefit from exercise of stock options                           167,822                    -
           Deferred                                                         (25,438)                (913)
                                                                    ---------------      ---------------
             Provision for income taxes                               $     426,935        $     569,478
                                                                    ===============      ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 8.   INCOME TAXES (CONTINUED)

          The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                         DECEMBER 31,
                                            -------------------------------------------------------------------
                                                            1997                                1996
                                            ----------------------------------     ----------------------------
                                                  AMOUNT             PERCENT            Amount          Percent
                                            ---------------     --------------     --------------     ---------
            Tax provision at statutory rate   $     487,670            34   %        $    611,513          34 %
            Tax-exempt interest                    (136,615)          (10)               (147,057)         (8)
            Amortization                             26,773             2                  26,773           1
            State income taxes                       45,748             3                  51,454           3
            Other items, net                          3,359             1                  26,795           2
                                            ---------------     --------------     --------------     ---------
              Provision for income taxes      $     426,935            30   %        $    569,478          32 %
                                            ===============     ==============     ==============     =========

            The components of deferred income taxes are as follows:

                                                                                DECEMBER 31,
                                                                    ----------------------------------
                                                                          1997               1996
                                                                    ---------------    ---------------
           DEFERRED TAX ASSETS:
           Loan loss reserves                                         $     101,886      $      55,031
           Deferred compensation                                             93,989             76,576
           Accounting for other real estate                                   1,582              1,582
           Unrealized losses on securities available for sale                 1,563             61,607
           Stock options                                                      5,574             17,095
                                                                    ---------------    ---------------
                                                                            204,594            211,891
                                                                    ---------------    ---------------

           DEFERRED TAX LIABILITIES:
           Depreciation and amortization                                    110,116             83,969
           Accretion                                                          5,164              4,002
                                                                    ---------------    ---------------
                                                                            115,280             87,971
                                                                    ---------------    ---------------

           NET DEFERRED TAX ASSETS                                    $      89,314      $     123,920
                                                                    ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 9.   STOCK OPTIONS

          Prior to 1995, the Company entered into or assumed liability for various nonqualified stock option agreements with key employees. During 1995, the Company adopted the 1994 Stock Option Plan whereby the Company may grant options to certain key employees to purchase up to 600,000 shares of the Company's $1 par value common stock at an option price of $4 per share. During 1996, the Plan was amended to include the directors of the Company. As of December 31, 1997, options that had been granted to five key employees to purchase a total of 297,000 shares of common stock were outstanding.

          A summary of information relating to the stock option plans at December 31, 1997 and 1996 and changes during the years ended on those dates is as follows:

                                                                                     DECEMBER 31,
                                                       ----------------------------------------------------------------------
                                                                       1997                                 1996
                                                       ----------------------------------     -------------------------------
                                                                               WEIGHTED-                           WEIGHTED-
                                                                                AVERAGE                             AVERAGE
                                                                               EXERCISE                            EXERCISE
                                                             NUMBER              PRICE             NUMBER            PRICE
                                                       ---------------      -------------     --------------    -------------
                  Under option, beginning of year              402,000        $      3.83            402,000      $      3.83
                    Granted                                     75,000               9.27                  -                -
                    Exercise                                   (68,117)              3.27                  -                -
                    Forfeited                                 (111,883)              4.00                  -                -
                                                       ---------------                        --------------
                  Under option, end of year                    297,000               5.27            402,000             3.83
                                                       ===============                        ==============

                  Exercisable at end of year                    84,000                               114,000
                                                       ===============                        ==============

                  Available for grant at end of year           165,000                               240,000
                                                       ===============                        ==============

                  Weighted average fair value per
                  option
                    of options granted during the year           $3.38                              $      -
                                                       ===============                        ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 9.   STOCK OPTIONS (CONTINUED)

          Additional information about options outstanding at December 31, 1997 is as follows:

                                          OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                 --------------------------------------------------------------------    --------------------------------
                                                        WEIGHTED-         WEIGHTED-                           WEIGHTED-
                     RANGE OF                            AVERAGE           AVERAGE                             AVERAGE
                     EXERCISE           NUMBER         CONTRACTUAL        EXERCISE           NUMBER           EXERCISE
                      PRICES          OUTSTANDING     LIFE IN YEARS        PRICE          OUTSTANDING          PRICE
                 ---------------    -------------    -------------    ---------------    -------------    ---------------
                   $        2.54           12,000              0.5      $        2.54           12,000      $        2.54
                            4.00          120,000              5.0               4.00           45,000               4.00
                            4.00           90,000              7.0               4.00           27,000               4.00
                            9.00           45,000             10.0               9.00                -                  -
                            9.67           30,000             10.0               9.67                -                  -
                                    -------------                                        -------------
                                          297,000             6.69               5.27           84,000               3.79
                                    =============                                        =============


NOTE 10.  EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per share:

                                                                          YEAR ENDED DECEMBER 31, 1997
                                                            ------------------------------------------------------
                                                                 INCOME              SHARES            PER SHARE
                                                            ---------------    -----------------    --------------
                  BASIC EARNINGS PER SHARE

                    NET INCOME                                $   1,007,392            2,082,715      $       0.48
                                                                                                    ==============

                  EFFECT OF DILUTIVE SECURITIES

                    STOCK OPTIONS                                         -              158,464
                                                            ---------------    -----------------

                  DILUTIVE EARNINGS PER SHARE

                    NET INCOME                                $   1,007,392            2,241,179      $       0.45
                                                            ===============    =================    ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 10.  EARNINGS PER COMMON SHARE (CONTINUED)

                                                                          YEAR ENDED DECEMBER 31, 1996
                                                            ------------------------------------------------------
                                                                 INCOME              SHARES            PER SHARE
                                                            ---------------    -----------------    --------------
                  Basic earnings per share

                    Net income                                $   1,229,089            2,029,806      $       0.61
                                                                                                    ==============

                  Effect of dilutive securities

                    Stock options                                         -              181,714
                                                            ---------------    -----------------

                  Dilutive earnings per share

                    Net income                                $   1,229,089            2,211,520      $       0.56
                                                            ===============    =================    ==============


NOTE 11.  COMMITMENTS AND CONTINGENT LIABILITIES

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

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                            DECEMBER 31,
                                                              ---------------------------------------
                                                                       1997                  1996
                                                              -----------------     -----------------
          Commitments to extend credit                          $    19,518,373       $     7,971,877
          Loans sold with recourse                                    1,646,904             1,908,879
          Standby letters of credit                                   1,352,889             1,390,239
                                                              -----------------     -----------------
                                                                $    22,518,166       $    11,270,995
                                                              =================     =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 11.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

          Southern Bank of Commerce leases a small tract of land from the family of the former Chairman of the Board. The lease provides for a monthly rental of $2,154. It was recomputed in 1996 and will be recomputed again in 2001 based on the change in the Consumer Price Index. The lease is accounted for as an operating lease and the total rental expense included in the consolidated statements of income for each of the years ended December 31, 1997 and 1996 was $25,848.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 12.  CONCENTRATIONS OF CREDIT

          The Company's subsidiaries make agricultural, agribusiness, commercial, residential and consumer loans to customers primarily in the market areas described in Note 1. A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the business economy in the above areas.

          Fifty-five percent (55%) of the Company's loan portfolio is concentrated in real estate loans, of which 4% consists of construction loans. A substantial portion of these loans are secured by real estate in the Company's primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.


NOTE 13.  REGULATORY MATTERS

          The Company is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1997, approximately $1,233,722 of retained earnings were available for dividend declaration without regulatory approval.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1997, the Company and the Banks meet all capital adequacy requirements to which it is subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 13.  REGULATORY MATTERS (CONTINUED)

          As of December 31, 1997, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.

          The Company and Banks' actual capital amounts and ratios are presented in the following table.

                                                                                                           TO BE WELL
                                                                          FOR CAPITAL                  CAPITALIZED UNDER
                                                                            ADEQUACY                   PROMPT CORRECTIVE
                                             ACTUAL                         PURPOSES                   ACTION PROVISIONS
                                -----------------------------    ---------------------------    -----------------------------
                                      AMOUNT           RATIO          AMOUNT          RATIO           AMOUNT           RATIO
                                ----------------   ----------    ---------------   ---------    ----------------   ----------
    AS OF DECEMBER 31, 1997
       TOTAL CAPITAL
       (TO RISK WEIGHTED ASSETS):
       CONSOLIDATED               $   11,208,977        14.03%     $   6,390,898        8.00%     $    7,988,623        10.00%
       SOUTHERN BANK OF
         COMMERCE                 $    7,848,969        13.91%     $   4,513,819        8.00%     $    5,642,274        10.00%
       FIRST AMERICAN BANK        $    2,985,802        12.76%     $   1,871,420        8.00%     $    2,339,274        10.00%
       TIER I CAPITAL
       (TO RISK WEIGHTED ASSETS):
       CONSOLIDATED               $   10,471,419        13.11%     $   3,195,449        4.00%     $    4,793,174         6.00%
       SOUTHERN BANK OF
         COMMERCE                 $    7,289,534        12.92%     $   2,256,910        4.00%     $    3,385,364         6.00%
       FIRST AMERICAN BANK        $    2,807,679        12.00%     $     935,710        4.00%     $    1,403,565         6.00%
       TIER I CAPITAL
       (TO AVERAGE ASSETS):
       CONSOLIDATED               $   10,471,419         9.20%     $   4,611,564        4.00%     $    5,764,455         5.00%
       SOUTHERN BANK OF
         COMMERCE                 $    7,289,534         8.73%     $   3,339,680        4.00%     $    4,174,600         5.00%
       FIRST AMERICAN BANK        $    2,807,679         8.44%     $   1,330,680        4.00%     $    1,663,350         5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


NOTE 13.   REGULATORY MATTERS (CONTINUED)

                                                                                                          TO BE WELL
                                                                           FOR CAPITAL                 CAPITALIZED UNDER
                                                                             ADEQUACY                  PROMPT CORRECTIVE
                                               ACTUAL                        PURPOSES                  ACTION PROVISIONS
                                    -------------------------------  ---------------------------   -----------------------------
                                    AMOUNT                RATIO      AMOUNT             RATIO      AMOUNT                RATIO
                                    ------------    ---------------  ------------  -------------   -------------   -------------
        AS OF DECEMBER 31, 1996
           TOTAL CAPITAL
           (TO RISK WEIGHTED ASSETS):
           CONSOLIDATED             $  9,887,372         16.60%      $  4,765,970       8.00%      $   5,957,462        10.00%
           SOUTHERN BANK OF
             COMMERCE               $  7,276,250         17.64%      $  3,299,268       8.00%      $   4,124,086        10.00%
           FIRST AMERICAN BANK      $  2,453,122         13.40%      $  1,464,864       8.00%      $   1,831,080        10.00%
           TIER I CAPITAL
           (TO RISK WEIGHTED ASSETS):
           CONSOLIDATED             $  9,258,607         15.54%      $  2,382,985       4.00%      $   3,574,477         6.00%
           SOUTHERN BANK OF
             COMMERCE               $  6,806,624         16.50%      $  1,649,634       4.00%      $   2,474,451         6.00%
           FIRST AMERICAN BANK      $  2,293,983         12.53%      $    732,432       4.00%      $   1,098,648         6.00%
           TIER I CAPITAL
           (TO AVERAGE ASSETS):
           CONSOLIDATED             $  9,258,607          9.42%      $  3,995,359       4.00%      $   4,994,199         5.00%
           SOUTHERN BANK OF
             COMMERCE               $  6,806,624          9.21%      $  2,956,320       4.00%      $   3,695,400         5.00%
           FIRST AMERICAN BANK      $  2,293,983          8.32%      $  1,102,560       4.00%      $   1,378,200         5.00%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________________________


NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________________________


NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

            The estimated fair values of the Company's financial instruments were as follows:

                                                         DECEMBER 31, 1997                       DECEMBER 31, 1996
                                                ---------------------------------------------------------------------------
                                                     CARRYING             FAIR            CARRYING              FAIR
                                                       VALUE             VALUE              VALUE              VALUE
                                                -----------------   ---------------   ---------------  --------------------
           Financial assets:
             Cash and due from banks,
               interest-bearing deposits with
               banks and Federal funds sold       $    8,496,465    $    8,496,465    $   9,445,627    $          9,445,627
             Securities available for sale            16,174,526        16,174,526       26,834,414              26,834,414
             Securities held to maturity               9,281,741         9,667,334       10,062,091              10,484,389
             Loans                                    77,841,388        78,280,325       52,167,811              52,085,279

           Financial liabilities:
             Deposits                                104,608,684       105,192,522       90,495,197              89,059,793
             Securities sold under
               repurchase agreements                           -                 -        1,475,000               1,475,000
             Other borrowings                          3,100,000         3,100,000        1,200,000               1,200,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________________________


NOTE 15.  PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets, statements of income and cash flows of Eufaula BancCorp, Inc. as of and for the years ended December 31, 1997 and 1996:

                           CONDENSED BALANCE SHEETS

                                                                         1997              1996
                                                                 ---------------   ---------------
        ASSETS
            Cash                                                 $       114,799   $       197,719
            Investment in subsidiaries                                10,092,538         9,060,478
            Other assets                                               1,823,937         1,571,618
                                                                 ---------------   ---------------

                 Total assets                                    $    12,031,274   $    10,829,815
                                                                 ===============   ===============

        LIABILITIES, other                                       $        89,947   $       114,964
                                                                 ---------------   ---------------

        SHAREHOLDERS' EQUITY                                          11,941,327        10,714,851
                                                                 ---------------   ---------------

                 Total liabilities and shareholders' equity      $    12,031,274   $    10,829,815
                                                                 ===============   ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________________________


NOTE 15.  PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                        CONDENSED STATEMENTS OF INCOME

                                                                                  1997             1996
                                                                           --------------   --------------
            INCOME, dividends from subsidiaries                              $    690,000     $    452,700
                                                                           --------------   --------------

            EXPENSE
               Amortization                                                        78,745           78,745
               Other expense                                                      465,998          253,182
                                                                           --------------   --------------
                    Total expense                                                 544,743          331,927
                                                                           --------------   --------------

                    Income before income tax benefits and equity
                      in undistributed income of subsidiaries                     145,257          120,773

            INCOME TAX BENEFITS                                                   170,141           90,115
                                                                           --------------   --------------

                    Income before equity in undistributed
                      income of subsidiaries                                      315,398          210,888

            EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                        691,994        1,018,201
                                                                           --------------   --------------

                    Net income                                               $  1,007,392     $  1,229,089
                                                                           ==============   ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

________________________________________________________________________________

NOTE 15.  PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        1997              1996
                                                                                --------------    ---------------
             CASH FLOWS FROM OPERATING ACTIVITIES
              Net income                                                          $  1,007,392      $   1,229,089
                                                                                --------------    ---------------
              Adjustments to reconcile net income to net
                cash provided by operating activities:
                Amortization                                                            78,745             78,745
                Undistributed income of subsidiaries                                  (691,994)        (1,018,201)
                Increase (decrease) in taxes payable                                  (166,763)            76,574
                Provision for deferred taxes                                            11,521                  -
                Other prepaids, deferrals and                                          (33,018)                 -
                accruals, net
                                                                                --------------    ---------------
                    Total adjustments                                                 (801,509)          (862,882)
                                                                                --------------    ---------------

                    Net cash provided by operating activities                          205,883            366,207
                                                                                --------------    ---------------

            CASH FLOWS FROM INVESTING ACTIVITIES
             Contribution of capital to subsidiary bank                               (250,000)                 -
                                                                                --------------    ---------------

                    Net cash used in investing activities                             (250,000)                 -
                                                                                --------------    ---------------

            CASH FLOWS FROM FINANCING ACTIVITIES
             Proceeds from exercise of stock options                                   252,866                  -
             Purchase of fractional shares                                                 (85)                 -
             Dividends paid                                                           (291,584)          (202,981)
                                                                                --------------    ---------------

                    Net cash used in financing activities                              (38,803)          (202,981)
                                                                                --------------    ---------------

            Net increase (decrease) in cash                                            (82,920)           163,226

            Cash at beginning of year                                                  197,719             34,493
                                                                                --------------    ---------------

            Cash at end of year                                                   $    114,799      $     197,719
                                                                                ==============    ===============