Form 10QSB
period 1998-03-31
EUFAULA BANCORP INC
filed 1998-05-04
CIK 836043

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

Mark one
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  March 31, 1998
                                          --------------

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

           For the transition period from ___________  to ___________

                      Commission File Number:   33-23062




                         Eufaula BancCorp, Inc.
---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Delaware                                    63-0989868
 -------------------------------                --------------------------
 (State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                   Identification No.)


                Post Office Box 1269,   Eufaula, Alabama  36072
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of commo equity, as of common equity, as of March 31, 1998-----2,103,916
                                      ----------------------------

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                                     INDEX

Part I.                                                           Page No.

Item 1.     Financial Information

            Consolidated Balance Sheet--March 31, 1998 &              3
            March 31, 1997.

            Consolidated Statements of Income three months ending     4
            March 31, 1998 and 1997.

            Consolidated Statements of Cash Flows;                    5
            Three Months ended  March 31, 1998 and 1997

            Note to Consolidated Financial Statements                 6

Item 2.     Management's discussion and analysis of financial
            condition and results of operations. Three months
            ending March 31, 1998.                                  7 & 8

Part II.    Other Information

Item 4.     Any matter submitted to the security holders for a vote   10

Item 6.     Exhibits and reports on Form 8-K                         10-12
            (a)    Exhibits:
                   Loan Compostion Summary
                   Loans over 90 days past due and non accrual loans Allowance for Loan Loss analysis

            (b)    Report of Form 8-K
                   NONE

Item  1 - Part 1 - Financial Information



                     EUFAULA BANCCORP, INC. &  SUBSIDIARIES
                           Consolidated Balance Sheet
                        March 31, l998 & March 31, 1997
                                  (unaudited)
                             (Dollars in Thousands)


ASSETS
------
                                                    1998      1997
                                                    ----      ----
   Cash & Due from Banks                        $   7016  $   4981
   Interest bearing deposits in banks                189       750
 Investment Securities:
   Held to maturity                                 9053     10042
   Available for Sale at est. market value         17139     25320
    Federal Funds Sold                              3700       0
    Loans                                          89567     59028
     Less Allowance for loan losses                  841       643
                                                 -------   -------
                                                   88726     58385
  Premises & Equipment, Net                         3824      2652
      Intangible Assets                             1450      1529
      Other Assets                                  2971      3112
                                                 -------   -------

   TOTAL  ASSETS                                $ 134068  $ 106771
                                                 =======   =======

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

        Deposits:
          Non interest-bearing demand           $  21094     17980
          Interest-bearing Demand                  36487     28220
          Savings                                   5037      5492
          Time Deposits                            55315     39841
                                                 -------   -------
     TOTAL DEPOSITS                             $ 117933  $  91533
     Federal Funds  Purchased                        400      1950
     Other Borrowings                               2500        0
     Other Liabilities                              1198      2464
                                                 -------   -------
     TOTAL LIABILITIES                          $ 122031  $  95947
STOCKHOLDERS' EQUITY
   Common Stock, par value$1   5,000,000
   shares authorized:  2,103,916 shares issued      2104      1368
Surplus                                              153       438
Retained Earnings                                   9758      9302
   unrealized gain (loss) on investments              22      (284)
                                                 -------   -------

Total Equity                                     $ 12037  $  10824
                                                 -------   -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $134068  $ 106771
                                                 =======  ========

                       CONSOLIDATED STATEMENTS OF INCOME
              Three Months Ended March 31, l998 and March 31, l997
                                  (unaudited)
                (Dollars in Thousands, except per share amounts)


                                              1998        1997
Interest Income                             -------     -------
   Interest & fees on loans                 $  2073     $  1323
   Interest on Federal Funds Sold                48          23
   Interest on interest-bearing deposits          9          11
   Interest on taxable securities               286         455
   Interest on not-taxable securities           112         120
                                             ------      ------
                                            $  2528     $  1932
Interest Expense
   Interests on deposits                    $  1087     $   780
   Interest on Federal Funds Purchased/
        Other Borrowed Funds                     52          31
   Net interest income                      $  1389     $  1121

Provision for loan losses                        83          30
                                             ------      ------
   Net interest income after
      provision for loan losses             $  1306     $  1091
Other Operating Income
   Service Charges on deposit accounts          180         210
   Security Gains                                0            0
   Other Income                                 151          77
                                             ------       -----
                                                331         287
Other operating expenses
   Salaries & Other Employee Benefits        $  773     $   570
   Occupancy & Equipment expenses               202         142
   Other operating expense                      528         358
                                             ------      ------
                                             $ 1503     $  1070

Income before taxes                          $  134     $   308
 Applicable Income Taxes                         31          98

Net Income after Taxes                       $  103     $   210
                                             ======     =======

Per share of common stock based on
average number of shares outstanding
during period
 Net Income                                     .05         .10
Average shares outstanding                   2,103,916   1,353,204
Cash dividends per share of common stock        .04         .03


The accompanying note is an integral part of these consolidated financial statements.

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOW
              Three Months Ended March 31, 1998 and March 31, l997
                                  (Unaudited)

                             (Dollars in Thousands)

                                              1998           1997
                                              ----           ----
CASH FLOWS FROM OPERATING
 ACTIVITIES
    Net Income                              $  103           $210

    Adjustments to reconcile
        net income to net cash
        provided by (used in)
        operating activities:
      Depreciation & amortization               80             49
      Provision for loan losses                 83             30
      Securities gains                           0              0
      (Increase) decrease in interest
        receivable                             104             93
      Increase in interest payable              20             15
      Other prepaids, deferrals
        and accruals, net                      870           (441)
                                             -----          -----

         Net cash provided by
            operating activities            $ 1260         $  (44)
                                             -----          -----

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales &
        maturities of investment
        securities                          $ 1288         $ 1909
      Purchase of investment
        securities                           (2023)          (375)
      Net decrease in Federal
        Funds sold                           (1250)          1375
      Net (increase) decrease in
        bank-owned deposits                   (189)             0
      Net increase in loans                 (10968)         (6903)
      Purchase of property &
        equipment                             (240)          (288)
                                                           ------

        Net cash provided by
          investing activities             $(13382)        $(4282)
CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in
        deposits                           $ 13324         $ 1236
Net increase (decrease) in Fed
   Funds purchased                             400            750
      Net increase in other
        borrowings                            (600)           -0-
      Proceeds from exercise of
        stock options                           52            -0-
      Dividends paid                           (84)           -0-
Net cash used in financing activities      $ 13092         $ 1986
                                            ------         ------

      Net increase (decrease) in
           cash and due from banks             970          (2340)
Cash & due from banks, beginning
      of period                               6046           7321

      Cash & due from banks, end
      of period                              $7016          $4981
                                            ======         ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during period for:
         Interest                            $1151          $ 811

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

                The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

The Company's quarterly report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the SecuritiesAct of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "estimate", "expect","intend","anticipate" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates which they were made. The Company undertakes no obligation topublicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

FINANCIAL CONDITION
--------- ---------

As of March 31, 1998, the Company experienced an increase of 25.57 % in total assets as compared to March 31, 1997. This increase is a result of a 52 % increase in loans and a 28.8 % increase in deposits. Total investments declined 16.7% from March 31, 1997, to March 31, 1998. This is primarily due to funding loans for new branches.

     Net interest income for three months ended March 31, 1998, amounted to $1,389,000 representing an increase of $268,000 or 23.9% from net interest income of $1,121,000 for the three months ended March 31, 1997. Non-interest income for the three months ended March 31, 1998, amounted to $331,000 as compared to $287,000 for the three months ended March 31, 1997, representing an increase of $44,000 or 15.33%. Service charges on deposit accounts decreased $30,000 or 14.29% to $180,000 for the three months ended March 31,1998, as compared to $210,000 for the three months ended March 31, 1997. This decrease in service charges was attributable to developing a no fee checking account. All other non-interest income increased $74,000 or 96.10% to $151,000 for the three months ended March 31, 1998, as compared to $77,000 for the three months ended March 31, 1997.

     Provision for loan losses increased from $30,000 for the three month period ending March 31, 1997, to $83,000 for the three month period ending March 31, 1998. This was the result of increased loan volume.

     Non-interest expense for the three months ended March 31, 1998, amounted $1,503,000, representing an increase of $433,000 or 40.47% from non-interest expense of $1,070,000 for the three months ended March 31, 1997. Salaries and benefits increased $203,000 or 35.61% to $773,000 for the three months ended March 31,1998, as compared to $570,000 for the three months ended March 31, 1997. The majority of the increase in salaries and benefits is attributable to the establishment of branches in Montgomery and Huntsville, Alabama, and Freeport and Panama City, Fl. Occupancy and equipment expense increased $60,000 to $202,000 for the three months ended March 31, 1998, as compared to $142,000. The increase in occupancy and equipment expense is attributable to the opening of a new branch bank in Florida, a branch in Montgomery, Alabama, and the renovation of the Eufaula Bank. Other non-interest expense increased $170,000 to $528,000 for the three months ended March 31, 1998, as compared to $358,000 for the three months ended March 31, 1997. Directors fees increased $14,000 due to board members being appointed for the Montgomery office. In May, 1997, the banks out-sourced their data processing; as a result, the data processing fees increased $33,000 from the first quarter of 1997 to the first quarter of 1998. Other operating line item expenses increased as a result of expansion efforts.

     Because of the expenses related to expansion, net income decreased $107,000 to $103,000 for the three months ended March 31, 1998, as compared to $210,000 for the three months ended March 31, 1997.

     Total cash and due from banks amounted to $7,016,000 at March 31, 1998, as compared to $4,981,000 at March 31, 1997, representing an increase of $2,035,000. Securities and temporary investments decreased $5,470,000 to $29,892,000 at March 31, 1998, as compared to $35,362,000 at March 31, 1997.
Loans net of allowance for loan losses increased $30,341,000 to $88,726,000 at March 31, 1998. as compared to $53,385 000 at March 31, 1997. The increase in loans was funded primarily by the decrease in securities and temporary investments, and an increase of $26,400,000 in deposits. Total equity increased $1,213,000 to $12,037,000 at March 31, 1998, as compared to $10,824,000 at March
31, 1997.  Total assets increased $27,297,000 to $134 068 000 at March 31 1998, as compared to $106,771,000 at March 31, 1997.

LIQUIDITY
---------

As of March 31, 1998, the liquidity ratio was 29 % Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities. Management believes that this ratio is more than adequate to meet the liquidity needs of the Bank.

CAPITAL
-------
Both the leverage capital ratio and the risk-based capital ratio are well above the minimum requirements.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:     4-30-98            EUFAULA BANCCORP, INC.
      ----------------
                             BY: /s/ Greg Faison
                                 _______________________
                                 Greg Faison, President


                             BY: /s/ Gloria A. Hagler
                                 _______________________
                                 Gloria A. Hagler, Secretary/Treasurer