Form 10QSB
period 1998-06-30
EUFAULA BANCORP INC
filed 1998-08-05
CIK 836043

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

Mark one
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

     For the quarterly period ended    June 30, 1998
                                    --------------------

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

     For the transition period from ___________  to ___________


                      Commission File Number:   33-23062



                            Eufaula BancCorp, Inc.
---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Delaware                                      63-0989868
----------------------------------               --------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification No.)


                Post Office Box 1269,   Eufaula, Alabama  36072
---------------------------------------------------------------------------
                    Address of principal executive offices


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

Yes     X       No
    --------       -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of common equity, as of June 30, 1998-----2,620,773
                                             ---------------------------

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES
                                     INDEX

Part I.                                                              Page No.

Item 1.      Financial Information

             Consolidated Balance Sheet--June 30, 1998                   3

             Consolidated Statements of Income & Comprehensive Income
             six months ending June 30, 1998 and 1997.                   4

             Consolidated Statements of Income & Comprehensive Income
             three months ending June 30, 1998 and 1997.                 5

             Consolidated Statements of Cash Flows;
             Six Months ended  June 30, 1998 and 1997                    6

             Note to Consolidated Financial Statements                   7

Item 2.      Management's discussion and analysis of financial       8 & 9
             condition and results of operations. Six months
             ending June 30, 1998 and 1997.

             Signature Page                                             10

Part II.     Other Information

Item 4.      Any matter submitted to the security holders for a vote    11

Item 6.      Exhibits and reports on Form 8-K
             (a)     Exhibits:                                          12
                     Loan Composition Summary
                     Loans over 90 days past due and non accrual loans
                     Allowance for Loan Loss analysis

             (b)     Report of Form 8-K
                     NONE


Item  1 - Part 1 - Financial Information


                     EUFAULA BANCCORP, INC. &  SUBSIDIARIES
                           Consolidated Balance Sheet
                                 June 30, l998
                                  (unaudited)
                             (Dollars in Thousands)


ASSETS
------

  Cash & Due from Banks                              $   7553
  Interest bearing deposits in banks                     1967
 Investment Securities:
  Held to maturity                                       8779
  Available for Sale at est. market value               19236
   Federal Funds Sold                                    3200
  Loans                                                113350
     Less Allowance for loan losses                       958
                                                     --------
                                                       112392
 Premises & Equipment, Net                               4275
      Intangible Assets                                  1430
      Other Assets                                       4187
                                                     --------

          TOTAL  ASSETS                              $ 163019
                                                     ========

LIABILITIES & STOCKHOLDERS' EQUITY
-----------------------------------------------

  Deposits:
     Non interest-bearing demand                     $  24888
     Interest-bearing Demand                            45769
     Savings                                             5011
     Time Deposits                                      61373
                                                     --------
  TOTAL DEPOSITS                                     $ 137041
  Federal Funds  Purchased                               3325
  Other Borrowings                                       2500
  Other Liabilities                                      1455
  TOTAL LIABILITIES                                  $ 144321
  STOCKHOLDERS' EQUITY
  Common Stock, par value $15,000,000
    shares authorized: 2,620,773 shares issued           2621
  Surplus                                                6238
  Retained Earnings                                      9817
    Accumulated other comprehensive income                 22
                                                     --------

  Total Equity                                       $  18698
                                                     --------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 163019
                                                     ========

            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME


                Six Months Ended June 30, l998 and June 30, l997
                                  (unaudited)
                (Dollars in Thousands, except per share amounts)


Interest Income                                                    1998        1997
  Interest & fees on loans                                      $     4482  $     2943
  Interest on Federal Funds Sold                                        96          36
  Interest on interest-bearing deposits                                 18         292
  Interest on taxable securities                                       582         593
  Interest on not-taxable securities                                   224         239
                                                                ----------  ----------
                                                                $     5402  $     4103
Interest Expense
  Interests on deposits                                         $     2331  $     1624
  Interest on Federal Funds Purchased/
    Other Borrowed Funds                                                97          98
  Net interest income                                           $     2974  $     2381

Provision for loan losses                                              275          77
                                                                ----------  ----------

  Net interest income after
     provision for loan losses                                  $     2699  $     2304
Other Operating Income
  Service Charges on deposit accounts                                  372         384
  Security Gains                                                         0           5
  Other Income                                                         377         194
                                                                ----------  ----------
                                                                       749         583
Other operating expenses
  Salaries & Other Employee Benefits                            $     1621  $     1163
  Occupancy & Equipment expenses                                       430         293
  Other operating expense                                             1021         723
                                                                ----------  ----------
                                                               $      3072  $     2179

Income before taxes                                             $      376  $      708
  Applicable Income Taxes                                              109         231

Net Income after Taxes                                          $      267  $      477
                                                                ==========  ==========
Other comprehensive income, net of tax:
 Unrealized holding gains (losses) arising during period                24          56
 Less: reclassification adjustment for gains included in net
 income                                                               ----          (3)
                                                                ----------  ----------
Comprehensive Income                                            $      291  $      530

Income per common share - Basic                                       $.10        $.23

Income per common share - Diluted                                     $.10        $.21

Average Shares outstanding                                       2,620,773   2,087,683

Cash dividends per share of common stock                             $.072       $.069

The accompanying note is an integral part of these consolidated financial statements.

            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME


               Three Months Ended June 30, l998 and June 30, l997
                                  (unaudited)
                (Dollars in Thousands, except per share amounts)


Interest Income                                                    1998        1997
              Interest & fees on loans                          $     2409  $     1620
          Interest on Federal Funds Sold                                48          13
          Interest on interest-bearing deposits                          9         281
          Interest on taxable securities                               296         138
          Interest on not-taxable securities                           112         119
                                                                ----------  ----------
                                                                $     2874  $     2171
Interest Expense
          Interests on deposits                                 $     1244  $      844
           Interest on Federal Funds Purchased/
          Other Borrowed Funds                                          45          67
          Net interest income                                   $     1585  $     1260

Provision for loan losses                                              192          47
                                                                ----------  ----------
          Net interest income after
              provision for loan losses                         $     1393  $     1213
Other Operating Income
               Service Charges on deposit accounts                     192         174
               Security Gains                                            0           5
               Other Income                                            226         117
                                                                ----------  ----------
                                                                       418         296
Other operating expenses
          Salaries & Other Employee Benefits                    $      848  $      593
          Occupancy & Equipment expenses                               228         151
          Other operating expense                                      493  $      365
                                                                ----------  ----------
              1569                                                          $     1109

Income before taxes                                             $      242  $      400
          Applicable Income Taxes                                       78         133

Net Income after Taxes                                          $      164  $      267
                                                                ==========  ==========

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) arising during period              ---  $      248
  Less: reclassification adjustment for gain included in net
income                                                               -----  $       (3)
                                                                ----------  ----------
Comprehensive Income                                            $      164  $      512

Income per common share - Basic                                       $.06        $.13

Income per common share - Diluted                                     $.06        $.12

Average shares outstanding                                       2,620,773   2,087,683

Cash dividends per share of common stock                              $.04       $.035

The accompanying note is an integral part of these consolidated financial statements.

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                Six Months Ended June 30, 1998 and June 30, l997
                                  (Unaudited)

                             (Dollars in Thousands)

                                                                                         1998               1997
                                                                                       -------            --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                                            $   267            $   477

 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation & amortization                                                             163                 99
   Provision for loan losses                                                               275                 77
   Securities gains                                                                          0                  5
   (Increase) decrease in interest receivable                                              421                 28
   Increase in interest payable                                                             55                 50
   Other prepaids, deferrals and accruals, net                                            (446)               193
                                                                                       -------            -------

         Net cash provided by operating activities                                     $   735            $   929

 CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales & maturities of investment
    securities                                                                         $  3989            $  7355
   Purchase of investment securities                                                     (6523)             (2005)
   Net increase in Federal Funds sold                                                    ( 750)              (900)
   Net (increase) decrease in bank-owned deposits                                        (1967)               250
   Net increase in loans                                                                (34826)            (15179)
   Purchase of property & equipment                                                       (774)              (516)
                                                                                       -------            -------

        Net cash provided by investing activities                                      $(40851)           $(10995)
 CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                 $ 32433            $  6903
   Net increase (decrease) in Fed Funds purchased                                         2725               (700)
 Net increase from issue of new stock                                                     6417                -0-
   Net increase in other borrowings                                                        -0-               3525
   Proceeds from exercise of stock options                                                 237                161
   Dividends paid                                                                         (189)              (145)
                                                                                       -------            -------
   Net cash used in financing activities                                               $ 41623            $  9744

   Net increase (decrease) in cash and due from banks                                     1507               (322)
   Cash & due from banks, beginning of period                                             6046               7321

   Cash & due from banks, end of period                                                $  7553            $  6999
                                                                                       =======            =======
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during period for:
        Interest                                                                       $  2428            $  1722

The accompanying note is an integral part of these consolidated financial statements.

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)




Note 1.    Basis of Presentation

           The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.


           The results of operations for the six month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

           All per share amounts have been adjusted to reflect the 3-for-2 stock split on November 15, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

The Company's quarterly report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "estimate", "expect", "intend", "anticipate"" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

As of June 30, 1998, Eufaula BancCorp, Inc.'s total assets had increased 41% over June of 1997, from $115,268,000 to $163,019,000. In the asset category total investments decreased 3.4% from $34,353,000 in June of 1997 to $33,182,000 in June of 1998. This decrease in the investment portfolio was necessitated by the loan growth of the branch operations of Southern Bank of Commerce. Net loans increased from $66,614,000 in June of 1997 to $112,392,000 in June of 1998, a 69% increase. Neither the Montgomery nor the Huntsville branches of Southern Bank of Commerce were operational in June of 1997 and in June of 1998 the Montgomery operation had total loans of $18,044,000 and Huntsville had total loans of $14,480,000. In addition, the Florida subsidiary, First American Bank of Walton County had loans increase from $20,645,000 to $36,380,000. Goodwill decreased 6% from $1,509,000 to $1,430,000 and no additional goodwill has been placed on the books since the purchase of First American Bank of Walton County.

Total Deposits increased 41% from $97,200,000 to $137,041,000. Again, the majority of this increase comes from the branch operations that became fully functional in the fall of 1997 and spring of 1998. Deposits in Montgomery in June of 1998 totaled $13,367,000 and in Huntsville $5,134,000. Deposits increased at First American Bank of Walton County from $29,067,000 in June of 1997, to $49,808,000 in June of 1998.

Total Capital increased 64% from $11,403,000 in June of 1997 to $18,698,000 in June of 1998. The largest part of the increase in capital was due to a stock issue, on April 27, 1998, of 492,857 shares of stock, with net proceeds of $13.02 per share for a total capital injection of $6,417,000. This increase in capital was needed because of the rapid growth in assets at both the Montgomery and Huntsville operations and in the First American Bank of Walton County. The stock issue came out at $14.00 a share and is currently trading in the $14.50 range.

The growth of the branch operations at both Southern Bank of Commerce and First American Bank of Walton County has been very expensive and has had a substantial impact on the earnings for the first six months of 1998. Total interest income at $5,402,000 is up 32% over interest income for June 30, 1997, of $4,103,000. Noninterest income is $749,000 up 28% from the $583,000 in noninterest income for the first six months of 1997. Total income of $6,151,000 was up 30% over mid-year 1997 total income of $4,686,000.

Total interest expense at $2,428,000 is up 41% over the $1,722,000 for the first six months of 1997. Salaries and benefits at $1,621,000 are up 39% over the $1,163,000 in salaries and benefits through the first six months of 1997. The increase in interest expense is the result of the deposit gathering functions of the two operations in Montgomery and Huntsville. The salaries and benefits are also due to the increased personnel that have been hired in these operations at both executive and staffing levels. The Huntsville operation, which opened during the second quarter of 1998, had to be completely staffed with a cadre of one president, two vice-presidents, and several staff people. As a result of the tremendous loan growth that Eufaula BancCorp has experienced and of our commitment to keep a loan loss reserve at a minimum of 1%, our monthly loan loss contribution is presently $80,000 for the entire holding company. Therefore, the provision for loan losses for the first six months of 1998, is up $198,000.00 or 257%.

LIQUIDITY
---------

As of June 30, 1998, the liquidity ratio was 25 %. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities. Management believes that this ratio is adequate to meet the liquidity needs of the Bank.

CAPITAL
-------
Both the leverage capital ratio and the risk-based capital ratio are well above the minimum requirements.

YEAR 2000
---------

Management has consistently committed to ensure the Institution's daily operations suffer little or no impact from the century date change. The Institution has applied due diligence throughout the Y2K remediation process, following the guidelines contained in the series of FFIEC Interagency Statements.

To date, the Institution, through an established Y2K Committee, has completed the following major activities in preparation for moving into the testing phase of the Y2K remediation project:

With the help of a third party consulting firm, a comprehensive Inventory & Risk Assessment matrix has been developed.

An extensive internal and external awareness campaign has been undertaken. The campaign includes not only the initial awareness-raising efforts, but continues with proactive ongoing activities to maintain heightened awareness of Y2K implications.

Because the Institution has acquired its core systems from a highly regarded third party, it has relatively little direct control over the renovation process. However, the Institution contacted the core system vendor and all other vendors identified in the inventor following the FFIEC guidelines to assess the status of these vendors' Y2K readiness efforts.

The Institution undertook an aggressive review of its customers, identifying those it believed could have their business operations affected by the century date change. These customers have been approached, and the Institution is engaged in active discussions with them regarding Y2K remediation.

Management at both the senior management and board levels understands the implications of the century date change, and has been actively engaged in monitoring the progress of the Y2K readiness activities. Senior managers participate in a Y2K team, with monthly reports to the board.

During the Assessment Phase, the Institution established a high-level plan that required completing its Y2K test plan by June 30, 1998. This document was reviewed by the Board on July 14, 1998.

The Institution plans to complete Y2K testing in a time frame consistent with that required by the FFIEC, meaning by the end of the first quarter of 1999.

The cost associated with Y2K is anticipated being no more than $50,000.00.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: March 31, 1998            EUFAULA BANCCORP, INC.
     ----------------

                                BY: /s/ Greg Faison
                                   -------------------------
                                   Greg Faison, President


                                BY: /s/ Gloria A. Hagler
                                   -------------------------
                                   Gloria A. Hagler, Secretary/Treasurer

                          PART II - OTHER INFORMATION

Item 4.  Any matter submitted to the security holders for a vote.

         The Annual meeting of the Shareholders of Eufaula BancCorp, Inc., was held on May 12, 1998. At the meeting, the following was voted on:


     1. Greg Faison was elected as a Director to serve for a term of three years or until his successor has been elected and qualified. 1,734,432 voted for the election of Mr.Faison. The following continue to serve as Directors of the
Company:

        Janis Biggers
        Michael C. Dixon
        Robert M. Dixon
        Thomas Harris
        James J. Jaxon, Jr.
        Frank McRight

     2. The Company's auditors, Mauldin & Jenkins, LLC, were ratified to serve as the Company's Independent Auditors for 1998.
          1,732,232 voted for the ratification
              2,200 voted against the ratification

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.
          Loan Composition Summary
          Loans over 90 days past due and non accrual loans
          Allowance for Loan Losses analysis

     (b)  Report on Form 8-K.

          NONE