Form 10KSB40/A
period 1997-12-31
EUFAULA BANCORP INC
filed 1998-09-09
CIK 836043

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

                      Common Stock, par value $1 per share

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No
             --     ----

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

                                    EUFAULA BANCCORP, INC.

Date:       September 4, 1998            /s/  Gregory B. Faison
       --------------------------       -------------------------------------
                                        Gregory B. Faison, President,
                                        Chief Executive Officer and Director

                         INDEPENDENT AUDITOR'S REPORT
------------------------------------------------------------------------------


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



Albany, Georgia
February 4, 1998

                             EUFAULA BANCCORP, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                                                                   Unrealized
                                                                                                     Gains
                                                                                                   (Losses) on
                                                                                                   Securities
                                         Common Stock                                             Available for
                               -----------------------------        Capital         Retained       Sale, Net of
                                    Shares         Par Value        Surplus         Earnings           Taxes             Total
                               -------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
 1995                                676,602    $    676,602    $   909,189     $  8,263,021     $      98,972     $   9,947,784
 Net income                                -               -              -        1,229,089                 -         1,229,089
 Cash dividend declared,
   $.13 per share                          -               -              -         (270,641)                -          (270,641)
 Net change in unrealized
   (losses) on securities
   available-for-sale,
   net of tax                              -               -              -                -          (191,381)         (191,381)
 Two-for-one common
   stock split                       676,602         676,602       (676,602)               -                 -                 -
                               -------------    ------------     ----------     ------------        ----------     -------------

BALANCE, DECEMBER 31,
 1996                              1,353,204       1,353,204        232,587        9,221,469           (92,409)       10,714,851
 Net income                                -               -              -        1,007,392                 -         1,007,392
 Cash dividend declared,
   $.14 per share                          -               -              -         (291,584)                -          (291,584)
 Net change in unrealized
   (losses) on securities,
   available-for-sale,
   net of tax                              -               -              -                -            90,065            90,065
 Three-for-one common
   stock split                       699,301         699,301       (699,301)               -                 -                 -
 Proceeds from exercise
   of stock options                   45,411          45,411        207,455                -                 -           252,866
 Purchase of fractional
   shares                                  -               -            (85)               -                 -               (85)
 Reduction in income
   taxes payable resulting
   from exercise of
   stock options                           -               -        167,822               -                   -           167,822
 Transfer to surplus                       -               -        199,301        (199,301)                  -                 -
                               -------------    ------------     ----------    ------------          ----------     -------------

BALANCE, December 31,
 1997                              2,097,916    $  2,097,916     $  107,779    $  9,737,976          $   (2,344)    $  11,941,327
                               =============    ============     ==========    ============          ==========     =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



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

          A summary of information relating to the stock option plans at December 31, 1997 and 1996 and changes during the years ended on those dates is as follows:

                                                                                     DECEMBER 31,
                                                       ----------------------------------------------------------------------
                                                                       1997                                 1996
                                                       ----------------------------------     -------------------------------
                                                                               WEIGHTED-                           WEIGHTED-
                                                                                AVERAGE                             AVERAGE
                                                                               EXERCISE                            EXERCISE
                                                             NUMBER              PRICE             NUMBER            PRICE
                                                       ---------------      -------------     --------------    -------------
                  Under option, beginning of year              402,000        $      3.83            402,000      $      3.83
                    Granted                                     75,000               9.27                  -                -
                    Exercised                                  (68,117)              3.27                  -                -
                    Forfeited                                 (111,883)              4.00                  -                -
                                                       ---------------                        --------------
                  Under option, end of year                    433,234               5.27            402,000             3.83
                                                       ===============                        ==============

                  Exercisable at end of year                    84,000                               114,000
                                                       ===============                        ==============

                  Available for grant at end of year           165,000                               240,000
                                                       ===============                        ==============

                  Weighted average fair value per
                    option of options granted during
                    the year                                     $3.38                              $      -
                                                       ===============                        ==============


          Additional information about options outstanding at December 31, 1997 is as follows:

                                          OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                 --------------------------------------------------------------------    --------------------------------
                                                        WEIGHTED-         WEIGHTED-                           WEIGHTED-
                     RANGE OF                            AVERAGE           AVERAGE                             AVERAGE
                     EXERCISE           NUMBER         CONTRACTUAL        EXERCISE           NUMBER           EXERCISE
                      PRICES          OUTSTANDING        LIFE IN            PRICE          OUTSTANDING          PRICE
                                                          YEARS
                 ---------------    -------------    -------------    ---------------    -------------    ---------------
                   $        2.54           12,000              0.5      $        2.54           12,000      $        2.54
                            4.00          120,000              5.0               4.00           45,000               4.00
                            4.00           90,000              7.0               4.00           27,000               4.00
                            9.00           45,000             10.0               9.00                -                  -
                            9.67           30,000             10.0               9.67                -                  -
                                    -------------                                        -------------
                                          297,000             6.69               5.27           84,000               3.79
                                    =============                                        =============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 9.   STOCK OPTIONS (CONTINUED)

          As permitted by SFAS No. 123, "Accounting for Stock-based Compensation", the Company recognizes compensation cost for stock-based employee awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recognized no compensation cost for stock-based employee compensation for the years ended December 31, 1997 and 1996 because the exercise price is equal to the fair value of the stock at the grant date. No options were granted during the year ended December 31, 1996. Pro forma net income and pro forma earnings per share required by SFAS No. 123 have not been presented for the year ended December 31, 1997 because all of the options granted in 1997 vest at a rate of 10% each year beginning on January 1, 1998.

          The fair value of the options granted in 1997 was based upon the discounted value of future cash flows of the options using the following assumptions:

                  Risk-free interest rate                                                    6.13%
                  Expected life of the options                                            10 years
                  Expected dividends (as a percent of the fair value of the stock)           1.92%
                  Expected volatility                                                       23.30%


NOTE 10.  EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per share:

                                                                          Year Ended December 31, 1997
                                                            ------------------------------------------------------
                                                                 Income              Shares            Per Share
                                                            ---------------    -----------------    --------------
               Basic earnings per share

                  Net income                                  $   1,007,392            2,082,715      $       0.48
                                                                                                      ============
                Effect of dilutive securities

                  Stock options                                           -              158,464
                                                              -------------        --------------
                Dilutive earnings per share

                  Net income                                  $   1,007,392            2,241,179      $       0.45
                                                              =============        =============      ============