Form 10KSB/A
period 1997-12-31
EUFAULA BANCORP INC
filed 1998-09-24
CIK 836043

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

                     Common Stock, par value $1 per share

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No
             --    --

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

                                        EUFAULA BANCCORP, INC.

Date: September 22, 1998                /s/ Gregory B. Faison
                                        -----------------------------------
                                        Gregory B. Faison, President, Chief
                                        Executive Officer and Director

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

-------------------------------------------------------------------------------
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
                                            ============  ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Deposits
    Noninterest-bearing demand              $ 18,305,750  $ 18,783,155
    Interest-bearing demand                   31,782,198    26,412,239
    Savings                                    4,930,765     5,530,097
    Time, $100,000 and over                   16,932,656    13,692,689
    Other time                                32,657,315    25,879,298
                                            ------------  ------------
              Total deposits                 104,608,684    90,297,478
    Federal funds purchased                          -       1,200,000
    Securities sold under repurchase
        agreement                                    -       1,475,000
    Other borrowings                           3,100,000           -
    Other liabilities                          1,291,643     1,128,704
                                            ------------  ------------
              Total liabilities              109,000,327    94,101,182
                                            ------------  ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10; 50,000
        shares authorized, none issued               -             -
    Common stock, par value $1; 5,000,000
        shares authorized, 2,097,916 and
        1,353,204 shares issued, 2,097,916     1,353,204
    Surplus                                      107,779       232,587
    Retained earnings                          9,737,976     9,221,469
    Unrealized (losses) on securities
        available for sale, net of taxes          (2,344)      (92,409)
                                            ------------  ------------
          Total stockholders' equity          11,941,327    10,714,851
                                            ------------  ------------
                                            $120,941,654  $104,816,033
                                            ============  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------
                                                   1997         1996
                                              ----------   ----------
INTEREST INCOME
    Interest and fees on loans                $6,683,278   $5,064,734
    Interest on taxable securities             1,464,021    1,776,018
    Interest on nontaxable securities            466,530      473,567
    Interest on deposits in other banks           22,806       26,085
    Interest on Federal funds sold                80,363      105,007
                                              ----------   ----------
                                               8,716,998    7,445,411
                                              ----------   ----------
INTEREST EXPENSE
    Interest on deposits                       3,502,234    2,950,361
    Interest on other borrowings                 252,330       48,915
                                              ----------   ----------
                                               3,754,564    2,999,276
                                              ----------   ----------

          Net interest income                  4,962,434    4,446,135
PROVISION FOR LOAN LOSSES                        173,668       81,000
                                              ----------   ----------
          Net interest income after
              provision for loan losses        4,788,766    4,365,135
                                              ----------   ----------

OTHER INCOME
    Service charges on deposit accounts          744,254      690,746
    Security transactions, net                    19,697       27,470
    Origination fees on mortgage loans           171,994      110,738
    Other                                        182,666      155,558
                                              ----------   ----------
                                               1,118,611      984,512
                                              ----------   ----------

OTHER EXPENSES
    Salaries and employee benefits             2,435,131    2,019,949
    Equipment and occupancy expense              600,493      488,156
    Amortization of intangibles                   78,745       78,745
    Legal and professional expense               162,549       93,714
    Data processing expenses                     101,064       58,859
    Directors fees                                97,983       88,250
    Other operating expense                      997,085      723,407
                                              ----------   ----------
                                               4,473,050    3,551,080
                                              ----------   ----------
          Income before income taxes           1,434,327    1,798,567

APPLICABLE INCOME TAXES                          426,935      569,478
                                              ----------   ----------
          Net income                          $1,007,392   $1,229,089
                                              ==========   ==========

NET INCOME PER COMMON SHARE
    Basic                                     $     0.48   $     0.61
                                              ==========   ==========

    Diluted                                   $     0.45   $     0.56
                                              ==========   ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                                                  UNREALIZED
                                                                                     GAINS
                                                                                  (LOSSES) ON
                                                                                   SECURITIES
                                     COMMON STOCK                                  AVAILABLE
                                ---------------------    CAPITAL      RETAINED      FOR SALE,
                                  SHARES    PAR VALUE    SURPLUS      EARNINGS    NET OF TAXES      TOTAL
                                ---------  ----------   ---------    ----------   ------------   -----------
BALANCE, DECEMBER 31, 1995        676,602  $  676,602   $ 909,189    $8,263,021    $  98,972     $ 9,947,784
   Net income                          -           -           -      1,229,089           -        1,229,089
   Cash dividend declared,
       $.13 per                        -           -           -       (270,641)          -         (270,641)
   Net change in unrealized
       (losses) on securities
       available-for-sale,
       net of tax                      -           -           -             -      (191,381)       (191,381)
   Two-for-one common
      stock split                 676,602     676,602    (676,602)           -            -               -
                                ---------  ----------   ---------    ----------    ---------     -----------
BALANCE, DECEMBER 31, 1996      1,353,204   1,353,204     232,587     9,221,469      (92,409)     10,714,851
   Net income                          -           -           -      1,007,392           -        1,007,392
   Cash dividend declared,
       $.14 per share                  -           -           -       (291,584)          -         (291,584)
   Net change in unrealized
       (losses) on securities
       available-for-sale,
       net of tax                      -           -           -             -        90,065          90,065
   Three-for-two common
       stock split                699,301     699,301    (699,301)           -            -               -
   Proceeds from exercise
       of stock options            45,411      45,411     207,455            -            -          252,866
   Purchase of fractional
       shares                          -           -          (85)           -            -              (85)
   Reduction in income
       taxes payable resulting
       from exercise of
       stock options                   -           -      167,822            -            -          167,822
   Transfer to surplus                 -           -      199,301      (199,301)          -               -
                                ---------  ----------   ---------    ----------    ---------     -----------
BALANCE, DECEMBER 31, 1997      2,097,916  $2,097,916   $ 107,779    $9,737,976    $  (2,344)    $11,941,327
                                =========  ==========   =========    ==========    =========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                              1997            1996
                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                             $  1,007,392   $  1,229,089
                                           ------------   ------------
    Adjustments to reconcile net income
        to net cash provided by operating
        activities:
        Depreciation                            235,465        184,564
        Amortization                             78,745         78,745
        Provision for loan losses               173,668         81,000
        Provision for deferred taxes            (25,438)          (913)
        Net realized gains on securities
            available for sale                  (19,697)       (27,470)
        (Increase) decrease in interest
            receivable                          146,513        (44,025)
        Increase (decrease) in interest
            payable                             155,509         (5,939)
        Increase (decrease) in taxes
            payable                               9,257        (58,413)
        Other prepaids, deferrals and
            accruals, net                      (960,132)      (620,612)
                                           ------------   ------------
              Total adjustments                (206,110)      (413,063)
                                           ------------   ------------

              Net cash provided by
                  operating activities          801,282        816,026
                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in interest-bearing
        deposits in banks                       750,000       (500,000)
    Increase in Federal funds sold           (1,075,000)      (575,000)
    Purchases of securities available
        for sale                             (5,820,234)   (13,110,890)
    Proceeds from sales of securities
        available for sale                    6,798,070      6,809,250
    Proceeds from maturities of securities
        available for sale                    9,851,858      3,245,913
    Purchases of securities held to maturity        -         (997,428)
    Proceeds from maturities of securities
        held to maturity                        780,350        822,506
    Increase in loans, net                  (26,503,501)    (4,547,404)
    Proceeds from sale of assets                 10,000            -
    Purchase of premises and equipment       (1,496,730)      (530,313)
                                           ------------   ------------
              Net cash used in investing
                  activities                (16,705,187)    (9,383,366)
                                           ------------   ------------

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                 1997           1996
                                             -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in deposits                     $14,243,546     $6,750,906
    Proceeds from the exercise of stock
        options                                  252,866            -
    Increase (decrease) in securities sold
        under repurchase agreements           (1,475,000)     1,475,000
    Increase (decrease) in Federal funds
        purchased                             (1,200,000)       650,000
    Advances from Federal Home Loan Bank       3,100,000            -
    Dividends paid                              (291,584)      (202,981)
    Purchase of fractional shares                    (85)           -
                                             -----------     ----------

          Net cash provided by financing
              activities                      14,629,743      8,672,925
                                             -----------     ----------

Net increase (decrease) in cash and due
    from banks                                (1,274,162)       105,585

Cash and due from banks at beginning
    of year                                    7,320,627      7,215,042
                                             -----------     ----------

Cash and due from banks at end of year       $ 6,046,465     $7,320,627
                                             ===========     ==========

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2.   SECURITIES

          The amortized cost and fair value of securities are summarized as follows:

                                                                    GROSS          GROSS
                                                  AMORTIZED       UNREALIZED     UNREALIZED            FAIR
                                                     COST           GAINS          LOSSES              VALUE
                                                 -----------      ----------     ----------         -----------
SECURITIES AVAILABLE FOR SALE
 DECEMBER 31, 1997:
  U. S. GOVERNMENT AND AGENCY SECURITIES         $14,195,851       $ 53,641       $ (61,814)        $14,187,678
  MORTGAGE-BACKED SECURITIES                       1,982,581          8,334          (4,067)          1,986,848
                                                 -----------       --------       ---------         -----------
                                                 $16,178,432       $ 61,975       $ (65,881)        $16,174,526
                                                 ===========       ========       =========         ===========
 December 31, 1996:
  U. S. Government and agency securities         $23,516,656       $ 39,018       $(204,262)        $23,351,412
  Mortgage-backed securities                       3,002,140          6,672         (13,860)          2,994,952
  Other securities                                   469,633         18,417               -             488,050
                                                 -----------       --------       ---------         -----------
                                                 $26,988,429       $ 64,107       $(218,122)        $26,834,414
                                                 ===========       ========       =========         ===========
                                                                    GROSS          GROSS
                                                  AMORTIZED       UNREALIZED     UNREALIZED            FAIR
                                                     COST           GAINS          LOSSES              VALUE
                                                 -----------      ----------     ----------         -----------
SECURITIES HELD TO MATURITY
 DECEMBER 31, 1997:
  U. S. GOVERNMENT AND AGENCY SECURITIES         $   749,576       $    502       $  (3,380)        $   746,698
  STATE AND MUNICIPAL SECURITIES                   8,110,317        383,651               -           8,493,968
  MORTGAGE-BACKED SECURITIES                         421,848          6,235          (1,415)            426,668
                                                 -----------       --------       ---------         -----------
                                                 $ 9,281,741       $390,388       $  (4,795)        $ 9,667,334
                                                 ===========       ========       =========         ===========
 December 31, 1996:
  U. S. Government and agency securities         $   750,000       $      -       $ (11,095)        $   738,905
  State and municipal securities                   8,707,202        436,566          (3,415)          9,140,353
  Mortgage-backed securities                         604,889          6,133          (5,891)            605,131
                                                 -----------       --------       ---------         -----------
                                                 $10,062,091       $442,699       $ (20,401)        $10,484,389
                                                 ===========       ========       =========         ===========

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

                                               SECURITIES AVAILABLE FOR SALE      SECURITIES HELD TO MATURITY
                                               -----------------------------      ---------------------------
                                                AMORTIZED           FAIR           AMORTIZED          FAIR
                                                  COST              VALUE            COST             VALUE
                                               -----------       -----------      ----------       ----------
          Due in one year or less              $ 3,512,404       $ 3,503,595      $1,087,104       $1,093,172
          Due from one year to five years        5,659,953         5,712,425       3,236,884        3,328,435
          Due from five to ten years             5,023,494         4,971,658       4,249,306        4,505,816
          Due after ten years                            -                 -         286,599          313,243
          Mortgage-backed securities             1,982,581         1,986,848         421,848          426,668
                                               -----------       -----------      ----------       ----------
                                               $16,178,432       $16,174,526      $9,281,741       $9,667,334
                                               ===========       ===========      ==========       ==========

          Securities with a carrying value of $11,787,849 and $15,681,776 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes.

          Gross realized gains and gross realized losses on sales of securities were:

                                                                                    DECEMBER 31,
                                                                                ---------------------
                                                                                  1997         1996
                                                                                -------       -------
          Gross realized gains on sales of securities                           $29,555       $34,729
          Gross losses on sales of securities                                    (9,858)       (7,259)
                                                                                -------       -------
          Net realized gains on sales of securities available for sale          $19,697       $27,470
                                                                                =======       =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition of loans is summarized as follows:

                                                                       DECEMBER 31,
                                                               -----------------------------
                                                                   1997             1996
                                                               -----------       -----------
          Commercial, financial and agricultural               $20,809,399       $11,276,143
          Real estate - construction                             3,253,356         2,896,148
          Real estate - mortgage                                40,046,125        27,691,446
          Consumer                                              14,694,075        10,468,374
          Other                                                     13,498            41,068
                                                               -----------       -----------
                                                                78,816,453        52,373,179
          Unearned income                                         (212,829)         (205,368)
          Allowance for loan losses                               (762,236)         (656,256)
                                                               -----------       -----------
          Loans, net                                           $77,841,388       $51,511,555
                                                               ===========       ===========


          Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                                                     DECEMBER 31,
                                                               -----------------------
                                                                 1997           1996
                                                               --------       --------
          BALANCE, BEGINNING OF YEAR                           $656,256       $605,163
            Provision charged to operations                     173,668         81,000
            Loans charged off                                   (82,046)       (45,786)
            Recoveries of loans previously charged off           14,358         15,879
                                                               --------       --------
          BALANCE, END OF YEAR                                 $762,236       $656,256
                                                               ========       ========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

          The Company has granted loans to certain directors, executive officers, and related entities of the Company and the Banks. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the years ended December 31 were as follows:

                                                         1997            1996
                                                     -----------      -----------
          BALANCE, BEGINNING OF YEAR                 $ 2,630,728      $ 2,642,949
            Advances                                   3,649,877        3,435,657
            Repayments                                (2,397,799)      (3,447,878)
                                                     -----------      -----------
          BALANCE, END OF YEAR                       $ 3,882,806      $ 2,630,728
                                                     ===========      ===========

NOTE 4.   PREMISES AND EQUIPMENT

          Premises and equipment are summarized as follows:

                                                              DECEMBER 31,
                                                     ----------------------------
                                                         1997             1996
                                                     -----------      -----------
          Land and buildings                         $ 3,027,225      $ 2,265,503
          Equipment                                    1,676,093        1,159,753
          Construction in progress                       336,089          205,207
                                                       5,039,407        3,630,463
          Accumulated depreciation                    (1,374,978)      (1,217,299)
                                                     -----------      -----------
                                                     $ 3,664,429      $ 2,413,164
                                                     ===========      ===========

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.   OTHER BORROWINGS

          Other borrowings consist of the following:

                                                                             DECEMBER 31,
                                                                     ----------------------------
                                                                        1997             1996
                                                                     ----------       -----------
          Advances from Federal Home Loan Bank with interest at a
            fixed rate of 6.58% due on March 14, 1999.               $2,500,000          $  -
          Advances from Federal Home Loan Bank with interest at
            adjustable rates (currently at 6.50% at December 31,
            1997) due on September 23,  1998.                           600,000             -
                                                                     ----------          ----
                                                                     $3,100,000          $  -
                                                                     ==========          ====

          The advances from the Federal Home Loan Bank are collateralized by the pledging of first mortgage loans on one to four family residences.

NOTE 8.   INCOME TAXES

          The provision for income taxes consists of the following:

                                                                           DECEMBER 31,
                                                                     -----------------------
                                                                       1997           1996
                                                                     --------       --------
          Current                                                    $284,551       $570,391
          Benefit from exercise of stock options                      167,822              -
          Deferred                                                    (25,438)          (913)
                                                                     --------       --------
          Provision for income taxes                                 $426,935       $569,478
                                                                     ========       ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 8.   INCOME TAXES (CONTINUED)

          The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                   DECEMBER 31,
                                            --------------------------------------------------------
                                                      1997                            1996
                                            ------------------------        ------------------------
                                              AMOUNT         PERCENT          Amount         Percent
                                            ---------        -------        ---------        -------
          Tax provision at statutory rate   $ 487,670           34 %        $ 611,513          34 %
          Tax-exempt interest                (136,615)         (10)          (147,057)         (8)
          Amortization                         26,773            2             26,773           1
          State income taxes                   45,748            3             51,454           3
          Other items, net                      3,359            1             26,795           2
                                            ---------          ---          ---------          --
            Provision for income taxes      $ 426,935           30 %        $ 569,478          32 %
                                            =========          ===          =========          ==

          The components of deferred income taxes are as follows:

                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                       1997          1996
                                                                     --------      --------
          DEFERRED TAX ASSETS:
            Loan loss reserves                                       $101,886      $ 55,031
            Deferred compensation                                      93,989        76,576
            Accounting for other real estate                            1,582         1,582
            Unrealized losses on securities available for sale          1,563        61,607
            Stock options                                               5,574        17,095
                                                                     --------      --------
                                                                      204,594       211,891
                                                                     --------      --------
          DEFERRED TAX LIABILITIES:
            Depreciation and amortization                             110,116        83,969
            Accretion                                                   5,164         4,002
                                                                     --------      --------
                                                                      115,280        87,971
                                                                     --------      --------
          NET DEFERRED TAX ASSETS                                    $ 89,314      $123,920
                                                                     ========      ========

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

          A summary of information relating to the stock option plans at December 31, 1997 and 1996 and changes during the years ended on those dates is as follows:

                                                                             DECEMBER 31,
                                                     --------------------------------------------------------
                                                                  1997                         1996
                                                     ----------------------------    ------------------------
                                                                      WEIGHTED-                   WEIGHTED-
                                                                       AVERAGE                     AVERAGE
                                                                       EXERCISE                    EXERCISE
                                                        NUMBER          PRICE         NUMBER        PRICE
                                                     -----------    ------------    ---------    -----------
             Under option, beginning of year            402,000          $3.83        402,000        $3.83
             Granted                                     75,000           9.27              -            -
             Exercised                                  (68,117)          3.27              -            -
             Forfeited                                 (111,883)          4.00              -            -
                                                      ---------                      --------
             Under option, end of year                  433,234           5.27        402,000         3.83
                                                      =========                      ========
             Exercisable at end of year                  84,000                       114,000
                                                      =========                      ========
             Available for grant at end of year         165,000                       240,000
                                                      =========                      ========
             Weighted average fair value per option
              of options granted during the year      $    3.38                      $      -
                                                      =========                      ========

          Additional information about options outstanding at December 31, 1997 is as follows:

                               OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
             ----------------------------------------------------------   --------------------------
                                              WEIGHTED-       WEIGHTED-                    WEIGHTED-
              RANGE OF                        AVERAGE         AVERAGE                      AVERAGE
              EXERCISE        NUMBER         CONTRACTUAL      EXERCISE      NUMBER         EXERCISE
               PRICES       OUTSTANDING     LIFE IN YEARS      PRICE      OUTSTANDING       PRICE
             ---------    -------------    --------------    ----------   -----------     ----------

              $2.54           12,000             0.5           $2.54        12,000          $2.54
               4.00          120,000             5.0            4.00        45,000           4.00
               4.00           90,000             7.0            4.00        27,000           4.00
               9.00           45,000            10.0            9.00             -              -
               9.67           30,000            10.0            9.67             -              -
                             -------                                        ------
                             297,000            6.69            5.27        84,000           3.79
                             =======                                        ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9.   STOCK OPTIONS (CONTINUED)

          As permitted by SFAS No. 123, "Accounting for Stock-based Compensation", the Company recognizes compensation cost for stock-based employee awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recognized no compensation cost for stock-based employee compensation for the years ended December 31, 1997 and 1996 because the exercise price is equal to the fair value of the stock at the grant date. No options were granted during the year ended December 31, 1996. Pro forma net income and pro forma earnings per share required by SFAS No. 123 have not been presented for the year ended December 31, 1997 because the reduction in proforma net income and proforma earnings per share was immaterial.

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

NOTE 10.  EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per share:

                                                             YEAR ENDED DECEMBER 31, 1997
                                                       ---------------------------------------
                                                         INCOME          SHARES      PER SHARE
                                                       ----------       ---------    ---------
          BASIC EARNINGS PER SHARE

           NET INCOME                                  $1,007,392       2,082,715      $ 0.48
                                                                                       ======
          EFFECT OF DILUTIVE SECURITIES

           STOCK OPTIONS                                        -         158,464
                                                       ----------       ---------
          DILUTIVE EARNINGS PER SHARE

           NET INCOME                                  $1,007,392       2,241,179      $ 0.45
                                                       ==========       =========      ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10.  EARNINGS PER COMMON SHARE (CONTINUED)

                                                             YEAR ENDED DECEMBER 31, 1996
                                                       ---------------------------------------
                                                         INCOME          SHARES      PER SHARE
                                                       ----------       ---------    ---------
          Basic earnings per share

           Net income                                  $1,229,089       2,029,806      $ 0.61
                                                                                       ======
          Effect of dilutive securities

           Stock options                                        -         181,714
                                                       ----------       ---------
          Dilutive earnings per share

           Net income                                  $1,229,089       2,211,520      $ 0.56
                                                       ==========       =========      ======

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

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1997            1996
                                                   -----------      -----------
          Commitments to extend credit             $19,518,373      $ 7,971,877

          Loans sold with recourse                   1,646,904        1,908,879

          Standby letters of credit                  1,352,889        1,390,239
                                                   -----------      -----------
                                                   $22,518,166      $11,270,995
                                                   ===========      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

                                                                                                      TO BE WELL
                                                                        FOR CAPITAL               CAPITALIZED UNDER
                                                                         ADEQUACY                 PROMPT CORRECTIVE
                                            ACTUAL                       PURPOSES                 ACTION PROVISIONS
                                  -------------------------     --------------------------     -------------------------
                                     AMOUNT          RATIO         AMOUNT            RATIO         AMOUNT         RATIO
                                  -----------        ------     -------------        -----     --------------     ------
AS OF DECEMBER 31, 1997
 TOTAL CAPITAL
 (TO RISK WEIGHTED ASSETS):
 CONSOLIDATED                     $11,208,977        14.03%     $   6,390,898        8.00%     $    7,988,623     10.00%
 SOUTHERN BANK OF
  COMMERCE                        $ 7,848,969        13.91%     $   4,513,819        8.00%     $    5,642,274     10.00%
 FIRST  AMERICAN BANK             $ 2,985,802        12.76%     $   1,871,420        8.00%     $    2,339,274     10.00%
 TIER I CAPITAL
 (TO RISK WEIGHTED ASSETS):
 CONSOLIDATED                     $10,471,419        13.11%     $   3,195,449        4.00%     $    4,793,174      6.00%
 SOUTHERN BANK OF
  COMMERCE                        $ 7,289,534        12.92%     $   2,256,910        4.00%     $    3,385,364      6.00%
 FIRST  AMERICAN BANK             $ 2,807,679        12.00%     $     935,710        4.00%     $    1,403,565      6.00%
 TIER I CAPITAL
 (TO AVERAGE ASSETS):
 CONSOLIDATED                     $10,471,419         9.20%     $   4,611,564        4.00%     $    5,764,455      5.00%
 SOUTHERN BANK OF
  COMMERCE                        $ 7,289,534         8.73%     $   3,339,680        4.00%     $    4,174,600      5.00%
 FIRST AMERICAN BANK              $ 2,807,679         8.44%     $   1,330,680        4.00%     $    1,663,350      5.00%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 13.  REGULATORY MATTERS (CONTINUED)

                                                                                                      TO BE WELL
                                                                        FOR CAPITAL               CAPITALIZED UNDER
                                                                         ADEQUACY                 PROMPT CORRECTIVE
                                            ACTUAL                       PURPOSES                 ACTION PROVISIONS
                                  -------------------------     --------------------------     -------------------------
                                     AMOUNT          RATIO         AMOUNT            RATIO         AMOUNT         RATIO
                                  -----------        ------     -------------        -----     --------------     ------
As of December 31, 1996
 Total Capital
 (to Risk Weighted Assets):
 Consolidated                      $   9,887,372     16.60%     $   4,765,970        8.00%      $  5,957,462      10.00%
 Southern Bank of
  Commerce                         $   7,276,250     17.64%     $   3,299,268        8.00%      $  4,124,086      10.00%
 First  American Bank              $   2,453,122     13.40%     $   1,464,864        8.00%      $  1,831,080      10.00%
 Tier I Capital
 (to Risk Weighted Assets):
 Consolidated                      $   9,258,607     15.54%     $   2,382,985        4.00%      $  3,574,477       6.00%
 Southern Bank of
  Commerce                         $   6,806,624     16.50%     $   1,649,634        4.00%      $  2,474,451       6.00%
 First  American Bank              $   2,293,983     12.53%     $     732,432        4.00%      $  1,098,648       6.00%
 Tier I Capital
 (to Average Assets):
 Consolidated                      $   9,258,607      9.42%     $   3,995,359        4.00%      $  4,994,199       5.00%
 Southern Bank of
  Commerce                         $   6,806,624      9.21%     $   2,956,320        4.00%      $  3,695,400       5.00%
 First  American Bank              $   2,293,983      8.32%     $   1,102,560        4.00%      $  1,378,200       5.00%

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

          The estimated fair values of the Company's financial instruments were as follows:

                                                         DECEMBER 31, 1997                        DECEMBER 31, 1996
                                                  --------------------------------        -------------------------------
                                                   CARRYING              FAIR                CARRYING           FAIR
                                                    AMOUNT               VALUE                AMOUNT            VALUE
                                                  ------------        ------------        ------------        -----------
          Financial assets:
           Cash and due from banks,
              interest-bearing deposits with
              banks and Federal funds sold        $  8,496,465        $  8,496,465        $  9,445,627       $  9,445,627
           Securities available for sale            16,174,526          16,174,526          26,834,414         26,834,414
           Securities held to maturity               9,281,741           9,667,334          10,062,091         10,484,389
           Loans                                    77,841,388          78,280,325          52,167,811         52,085,279

          Financial liabilities:
           Deposits                                104,608,684         105,192,522          90,495,197         89,059,793
           Securities sold under
              repurchase agreements                          -                   -           1,475,000          1,475,000
           Other borrowings                          3,100,000           3,100,000           1,200,000          1,200,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 15.  PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets, statements of income and cash flows of Eufaula BancCorp, Inc. as of and for the years ended December 31, 1997 and 1996:


                            CONDENSED BALANCE SHEETS

                                                                           1997            1996
                                                                       -----------      -----------
          ASSETS
            Cash                                                       $   114,799      $   197,719
            Investment in subsidiaries                                  10,092,538        9,060,478
            Other assets                                                 1,823,937        1,571,618
                                                                       -----------      -----------
                Total assets                                           $12,031,274      $10,829,815
                                                                       ===========      ===========
          LIABILITIES, other                                           $    89,947      $   114,964
                                                                       -----------      -----------
          SHAREHOLDERS' EQUITY                                          11,941,327       10,714,851
                                                                       -----------      -----------
                Total liabilities and shareholders' equity             $12,031,274      $10,829,815
                                                                       ===========      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 15.  PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME

                                                                           1997            1996
                                                                       -----------      -----------
          INCOME, dividends from subsidiaries                          $   690,000      $   452,700
                                                                       -----------      -----------
          EXPENSE
            Amortization                                                    78,745           78,745
            Other expense                                                  465,998          253,182
                                                                       -----------      -----------
                Total expense                                              544,743          331,927
                                                                       -----------      -----------
                Income before income tax benefits and equity
                 in undistributed income of subsidiaries                   145,257          120,773
          INCOME TAX BENEFITS                                              170,141           90,115
                                                                       -----------      -----------
                Income before equity in undistributed
                 income of subsidiaries                                    315,398          210,888
          EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                   691,994        1,018,201
                                                                       -----------      -----------
                Net income                                             $ 1,007,392      $ 1,229,089
                                                                       ===========      ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 15.  PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          1997             1996
                                                                       ----------       -----------
          CASH FLOWS FROM OPERATING ACTIVITIES
            Net income                                                 $1,007,392       $ 1,229,089
                                                                       ----------       -----------
            Adjustments to reconcile net income to net
             cash provided by operating activities:
              Amortization                                                 78,745            78,745
              Undistributed income of subsidiaries                       (691,994)       (1,018,201)
              Increase (decrease) in taxes payable                       (166,763)           76,574
              Provision for deferred taxes                                 11,521                 -
              Other prepaids, deferrals and accruals, net                 (33,018)                -
                                                                       ----------       -----------
                  Total adjustments                                      (801,509)         (862,882)
                                                                       ----------       -----------
                  Net cash provided by operating activities               205,883           366,207
                                                                       ----------       -----------
          CASH FLOWS FROM INVESTING ACTIVITIES
            Contribution of capital to subsidiary bank                   (250,000)                -
                                                                       ----------       -----------
              Net cash used in investing activities                      (250,000)                -
                                                                       ----------       -----------
          CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from exercise of stock options                       252,866                 -
            Purchase of fractional shares                                     (85)                -
            Dividends paid                                               (291,584)         (202,981)
                                                                       ----------       -----------
                  Net cash used in financing activities                   (38,803)         (202,981)
                                                                       ----------       -----------
          Net increase (decrease) in cash                                 (82,920)          163,226
          Cash at beginning of year                                       197,719            34,493
                                                                       ----------       -----------
          Cash at end of year                                          $  114,799       $   197,719
                                                                       ==========       ===========