Form 10QSB
period 1998-09-30
EUFAULA BANCORP INC
filed 1998-11-06
CIK 836043

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

Mark one
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    September 30, 1998
                                        ------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

         For the transition period from             to
                                        -----------     -----------

                      Commission File Number:   33-23062



                            Eufaula BancCorp, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                     63-0989868
------------------------------------            --------------------------
  (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                   Identification No.)


                Post Office Box 1269,   Eufaula, Alabama  36072
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

Yes    X   .        No        .
    --------           --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of common equity, as of September 30, 1998-----2,620,773
                                         --------------------------------

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                                     INDEX

Part I.                                                              Page No.

Item 1.   Financial Information

          Consolidated Balance Sheet--September 30, 1998                  3.

          Consolidated Statements of Income & Comprehensive Income
          nine months ending September 30, 1998 and 1997.                 4.

          Consolidated Statements of Income & Comprehensive Income
          three months ending September 30,1998 and 1997.                 5.

          Consolidated Statements of Cash Flows;
          Nine Months ended  September 30, 1998 and 1997                  6.

          Note to Consolidated Financial Statements                       7.

Item 2.   Management's discussion and analysis of financial             8 - 10.
          condition and results of operations. nine months ending September 30, 1998 and 1997.

          Signature Page                                                 11.

Part II.  Other Information

Item 4.   Any matter submitted to the security holders for a vote        12.

Item 6.   Exhibits and reports on Form 8-K
          (a)  Exhibits:                                                 12.
               Loan Composition Summary                                  13.
               Loans over 90 days past due and non accrual loans         13.
               Allowance for Loan Loss analysis                          13.
               Changes in Equity Capital                                 14.
               Calculation of Net Income Per Share                       15.

          (b)  Report of Form 8-K
               NONE

Item  1 - Part 1 - Financial Information


                     EUFAULA BANCCORP, INC. &  SUBSIDIARIES
                           Consolidated Balance Sheet
                               September 30, l998
                                  (unaudited)
                             (Dollars in Thousands)

ASSETS
------

  Cash & Due from Banks                              $   8401
  Interest bearing deposits in banks                      687
 Investment Securities:
  Held to maturity                                       8071
  Available for Sale at est. market value               20220
   Federal Funds Sold                                    1725
  Loans                                                134645
     Less Allowance for loan losses                      1173
                                                     --------
                                                       133472
 Premises & Equipment, Net                               5323
      Intangible Assets                                  1412
      Other Assets                                       5029
                                                     --------

        TOTAL ASSETS                                 $ 184340
                                                     ========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

  Deposits:
     Non interest-bearing demand                     $  21431
     Interest-bearing Demand                            52114
     Savings                                             5292
     Time Deposits                                      84692
                                                     --------
  TOTAL DEPOSITS                                     $ 163529
  Federal Funds  Purchased                                -0-
  Other Borrowings                                        -0-
  Other Liabilities                                      1946
  TOTAL LIABILITIES                                  $ 165475
  STOCKHOLDERS' EQUITY
  Common Stock, par value $15,000,000
   shares authorized: 2,620,773 shares issued            2621
  Surplus                                                6238
  Retained Earnings                                      9899
    Accumulated other comprehensive income                107
                                                     --------

  Total Equity                                       $  18865
                                                     --------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 184340
                                                     ========

            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
          Nine Months Ended September 30, l998 and September 30, l997
                                  (unaudited)
                (Dollars in Thousands, except per share amounts)


                                                           1998        1997
Interest Income
   Interest & fees on loans                              $  7489     $  4706
   Interest on Federal Funds Sold                            162          61
   Interest on interest-bearing deposits                      28          35
   Interest on taxable securities                            919        1183
   Interest on not-taxable securities                        340         354
                                                         -------     -------
                                                         $  8938     $   339
Interest Expense
   Interests on deposits                                 $  3946     $  2540
   Interest on Federal Funds Purchased/
           Other Borrowed Funds                              176         177
   Net interest income                                   $  4816     $  3622

Provision for loan losses                                    503         126
Net interest income after
 provision for loan losses                               $  4313     $  3496
Other Operating Income
      Service Charges on deposit accounts                    771         585
      Security Gains                                           4          21
      Other Income                                           344         302
                                                         -------     -------
                                                            1119         908
Other operating expenses
      Salaries & Other Employee Benefits                 $  2633     $  1769
      Occupancy & Equipment expenses                         622         451
      Other operating expense                               1529        1062
                                                         -------     -------
                                                         $  4784     $  3282

Income before taxes                                      $   648     $  1122
      Applicable Income Taxes                                193         353

Net Income after Taxes                                   $   455     $   769
                                                         =======     =======
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) arising
    during period                                            109          79
  Less: reclassification adjustment for gains
    included in net income                                   ---          (3)
                                                         -------     -------
Comprehensive Income                                     $   564     $   845

Income per common share - Basic                          $   .19     $   .37

Income per common share - Diluted                        $   .17     $   .34

Average Shares outstanding                             2,445,682   2,097,916

Cash dividends per share of common stock                 $ .1121     $  .104

The accompanying note is an integral part of these consolidated financial statements.

            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
          Three Months Ended September 30, l998 and September 30, l997
                                  (unaudited)
                (Dollars in Thousands, except per share amounts)


Interest Income                                                    1998         1997
          Interest & fees on loans                                  $ 3007       $ 1763
          Interest on Federal Funds Sold                                66           25
          Interest on interest-bearing deposits                         10         (257)
          Interest on taxable securities                               337          590
          Interest on not-taxable securities                           116          115
                                                                    ------       ------
                                                                    $ 3536       $ 2236
Interest Expense
          Interests on deposits                                     $ 1615       $  916
          Interest on Federal Funds Purchased/
              Other Borrowed Funds                                      79           79
          Net interest income                                       $ 1842       $ 1241

Provision for loan losses                                              228           49
                                                                    ------       ------
          Net interest income after
              provision for loan losses                             $ 1614       $ 1192
Other Operating Income
          Service Charges on deposit accounts                          399          201
          Security Gains                                                 4           16
          Other Income                                                 (33)         108
                                                                    ------       ------
                                                                       370          325
Other operating expenses
          Salaries & Other Employee Benefits                        $ 1012       $  606
          Occupancy & Equipment expenses                               192          158
          Other operating expense                                      508       $  339
                                                                    ------       ------
                                                                      1712       $ 1103

Income before taxes                                                 $  272       $  414
          Applicable Income Taxes                                       84          122

Net Income after Taxes                                              $  188       $  292
                                                                    ======       ======

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) arising during period               85       $   22
  Less: reclassification adjustment for gain included in net
     income                                                            ---          ---
                                                                    ------       ------
Comprehensive Income                                                $  273       $  314

Income per common share - Basic                                     $  .07       $  .14

Income per common share - Diluted                                   $  .07       $  .13

Average shares outstanding                                       2,620,773    2,097,916

Cash dividends per share of common stock                            $  .04       $ .035

The accompanying note is an integral part of these consolidated financial statements.

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
          Nine Months Ended September 30, 1998 and September 30, l997
                                  (Unaudited)
                             (Dollars in Thousands)
                                                         1998             1997
                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                           $   455          $   769

 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation & amortization                            254              169
   Provision for loan losses                              503              126
   Securities gains                                         4              (36)
   (Increase) decrease in interest receivable            (382)             127
   Increase in interest payable                           240              100
   Other prepaid, deferrals and accruals, net            (162)             915
                                                      -------          -------

     Net cash provided by operating activities        $   912          $  2170

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales & maturities of investment
  securities                                          $  8738          $ 11620
 Purchase of investment securities                     (11468)           (2000)
 Net decrease in Federal Funds sold                       725              600
 Net (increase) decrease in bank-owned deposits          (687)             250
 Net increase in loans                                 (56134)          (21751)
 Purchase of property & equipment                       (1913)           (1137)
                                                                       -------

 Net cash provided by investing activities            $(60739)         $(12418)
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                  $ 58921          $  5474
 Net increase (decrease) in Fed Funds purchased          (600)            1450
Net increase from issue of new stock                     6417              -0-
 Net decrease in other borrowings                       (2500)             -0-
 Proceeds from exercise of stock options                  237              301
 Dividends paid                                          (293)            (218)
                                                      -------          -------
 Net cash used in financing activities                $ 62182          $  7007

 Net increase (decrease) in cash and due from banks      2355            (3241)
 Cash & due from banks, beginning of period              6046             7321

 Cash & due from banks, end of period                 $  8401          $  4080
                                                      =======          =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during period for:
  Interest                                            $  4122          $  2717

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

           The results of operations for the nine month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------- -----------------------------------
As of September 30, 1998, Eufaula BancCorp, Inc.'s total assets had increased 62% over September of 1997, from $114,028,000 to $184,340,000. In the asset category total investments increased 6.7% from $28,766,000 in September of 1997 to $30,703,000 in September of 1998. This increase in the investment portfolio was the result of deposit growth of the branch operations of Southern Bank of Commerce and First American Bank. Net loans increased from $73,137,000 in September of 1997 to $133,472,000 in September of 1998, a 82% increase. Neither the Montgomery nor the Huntsville branches of Southern Bank of Commerce were operational in September of 1997 and in September of 1998 the Montgomery operation had total loans of $22,902,000 and Huntsville had total loans of $23,138,000. In addition, the Florida subsidiary, First American Bank of Walton County had loans increase from $22,581,000 to $41,896,000. Goodwill decreased 5% from $1,490,000 to $1,412,000 and no additional goodwill has been placed on the books since the purchase of First American Bank of Walton County.

Total Deposits increased 71% from $95,771,000 to $163,529,000. Again, the majority of this increase comes from the branch operations that became fully functional in the fall of 1997 and spring of 1998. Deposits in Montgomery in September of 1998 totaled $23,955,000 and in Huntsville $16,876,000. Deposits increased at First American Bank of Walton County from $27,208,000 in September of 1997, to $54,759,000 in September of 1998.

Total Capital increased 61% from $11,746,000 in September of 1997 to $18,865,000 in September of 1998. The largest part of the increase in capital was due to a stock issue, on April 27, 1998, of 492,857 shares of stock, with net proceeds of $13.02 per share for a total capital injection of $6,417,000. This increase in capital was needed because of the rapid growth in assets at both the Montgomery and Huntsville operations and in the First American Bank of Walton County. The stock issue came out at $14.00 a share and is currently trading in the $11.00 to $11.50 range.

The growth of the branch operations at both Southern Bank of Commerce and First American Bank of Walton County has been very expensive and has had a substantial impact on the earnings for the first nine months of 1998. Total interest income at $8,938,000 is up 41% over interest income for September 30, 1997, of $6,339,000. Noninterest income is $1,119,000 up 23% from the $908,000 in noninterest income for the first nine months of 1997. Total income of $10,057,000 was up 39% over third quarter 1997 total income of $7,247,000.

Total interest expense at $4,122,000 is up 52% over the $2,717,000 for the first nine months of 1997. Salaries and benefits at $2,633,000 are up 49% over the $1,769,000 in salaries and benefits through the first nine months of 1997. The increase in interest expense is the result of the deposit gathering functions of the two operations in Montgomery and Huntsville. The salaries and benefits are also due to the increased personnel that have been hired in these operations at both executive and staffing levels. The Huntsville operation, which opened during the second quarter of 1998, had to be completely staffed with a cadre of one president, two vice-presidents, and several staff people. As a result of the tremendous loan growth that Eufaula BancCorp has experienced and of our commitment to keep a loan loss reserve at a minimum of 1%, our monthly loan loss contribution is presently $80,000 for the entire holding company. Therefore, the provision for loan losses for the first nine months of 1998, is up $377,000.00 or 399%.

ASSET QUALITY
-------------
Although total loans have increased significantly, the quality of loans remains good. This is the result of subsidiary banks adhering to strict credit standards as stated in the loan policy.

During the past quarter a Credit Administrator has been hired to review all loan requests over $50,000.00. On a weekly basis, loans over $500,000 but less than $2,000,000 are presented to an officer loan committee made up of the Presidents of subsidiaries, the Loan Administrator and the Pres./CEO of the Holding Company. This committee reviews and discusses all aspects of the loan requests before the loan is approved.

In order to assure the quality of loans, Carrier & Company, a consulting firm, has been engaged to perform an annual review of all large loans.

Due to rapid loan growth, the Allowance for Bad Debts is below the targeted 1.00% of loans. However, $76,000.00 is presently being expensed to this account monthly, which should result in reaching the 1% level by year-end, 1998.

Management feels that the majority of loans are well collateralized, and foresees no significant loan losses. Agriculture is a major industry in this market; however agriculture loans are only 2.32% of total loans.

The Board of Directors, as well as Senior Management, is committed to keeping the quality of loans at a high level.

LIQUIDITY
---------
As of September 30, 1998, the liquidity ratio was 25 %. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities. Management believes that this ratio is adequate to meet the liquidity needs of the Bank.

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

During the 2nd week of November, 1998, bank staff will travel to Ft.Walton Beach, Fl., and will test the Data Center for Y2K compliance.

The cost associated with Y2K is anticipated being no more than $50,000.00.

Eufaula BancCorp, Inc. is in the process of developing Contingency Plans should there be system failures due to this problem. The Company anticipates adoption of Contingency Plans by the end of the first quarter, 1999.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: November 4, 1998                      EUFAULA BANCCORP, INC.
      -------------------------

                                            BY: /s/ Greg Faison
                                                --------------------------
                                                Greg Faison, President


                                            BY: /s/ Gloria A. Hagler
                                                --------------------------
                                                Gloria A. Hagler,
                                                Secretary/Treasurer

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

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.
          Loan Composition Summary
          Loans over 90 days past due and non accrual loans
          Allowance for Loan Losses analysis
          Changes in Equity Capital
          Calculation of  Net Income Per Share

     (b)  Report on Form 8-K.

          NONE

3a  The composition of loans is summarized as follows:

                                  1998         1997
                                ---------    --------

Commercial, Financial,           $ 14132      $16239
Agricultural                        3129        3307
Real Estate-Construction           23975        3194
Real Estate-Mortgage               64585       37211
Consumer                           28937       14019
Other                                 91         102
TOTAL                             134849       74072
   Unearned Discount                (204)       (210)
   Allowance for loan losses       (1173)       (725)
NET LOANS                        $133472      $73137

3c-1    The following is a schedule of non accrual loans and loans past due 90 days and over:

                                              September 30
                                    1998                       1997
                            Past due    non accrual    Past due    nonaccrual
                           90 days or                 90 days or
                              more                       more

Real Estate Loans                            51            2
Installment Loans               4             1           13           1
Commercial Loans                             15

3c-2     Non accrual loans were not material to the total amount of loans outstanding.

4a       Changes in the allowance for loan losses for September 30, 1998 and
1997 were as follows:

                                           1998               1997
Balance, beginning of year                  762                655

Provision charged to operations             503                126

Loans charged off                          (104)               (66)
Rounding                                     (1)
Recoveries                                   13                 10

Balance  9-30-98                           1173                725


                                       1998                       1997
                             Charge offs   Recoveries   Charge offs   Recoveries

Installment Loans                95             13           34           10
Credit Cards & Related
Plans                             1                           3
Commercial and All Other
Loans                             8                          29
TOTALS                          104             13           66           10

Changes in Equity Capital

Bal. 12-31-97                                $11,942

Net Income                                       455

Proceeds from Stock Options
Exercised                                        237

Proceeds from sale of stock in
public offering                                6,417

Less Dividends Paid                              294

Change in net unrealized holding gains
(losses) on available-for-sale securities        107

Rounding                                           1

Equity at September 30, 1998                  18,865

Calculation of Net Income Per Share for Dilution
------------------------------------------------

        FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                                         9-30-98     Proceeds    9-30-97     Proceeds
                                                         -------     --------    -------     --------
     Options outstanding at $2.54 per share           N/A              ----      12,000       30,480

     Options outstanding at $4.00 per share              192,000      768,000    210,000      840,000

     Options outstanding at $9.00 per share               45,000      405,000     45,000      405,000

     Options outstanding at $9.67 per share               30,000      290,100       N/A          ----

     Options outstanding at $13.50 per share               4,000       54,000       N/A          ----

     Shares assumed to be exercised                      271,000    1,517,100    267,000    1,275,480

     Divide by weighted average sales price
      of stock during the period                                   $    14.52                  $10.65

     Subtract shares that could be repurchased          (104,483)     104,483   (119,763)     119,763

     Additional shares outstanding for diluted EPS       166,517                 147,237

     Average Shares currently outstanding              2,445,682               2,097,916

     Total average shares outstanding - Diluted        2,612,199               2,245,153

     Diluted Earnings Per Share                       $      .17              $      .34

                     FOR 3 MONTHS ENDED 9-30-98 AND 9-30-97

                                                       9-30-98                  9-30-97

     Options outstanding at $2.54 per share                N/A           ----      12,000       30,480

     Options outstanding at $4.00 per share              192,000      768,000     210,000      840,000

     Options outstanding at $9.00 per share               45,000      405,000      45,000      405,000

     Options outstanding at $9.67 per share               30,000      290,100        N/A          ----

     Options outstanding at $13.50 per share               4,000       54,000        N/A          ----

     Shares assumed to be exercised                      271,000    1,517,100     267,000    1,275,480

     Divide by weighted average sales price
      of stock during the period                                   $    12.75                   $11.33

     Subtract shares that could be repurchased          (118,988)     118,988    (112,575)     112,575

     Additional shares outstanding for diluted EPS       152,012                  154,425

     Average shares currently outstanding              2,620,773                2,097,916

     Total average shares outstanding - Diluted        2,772,785                2,252,341

              Diluted Earnings Per Share              $      .07               $      .13