Form 10KSB40
period 1998-12-31
EUFAULA BANCORP INC
filed 1999-03-23
CIK 836043

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's total revenues for the fiscal year ended December 31, 1998 were $14,456,245.

As of March 1, 1999, registrant had outstanding 2,620,773 shares of common stock, $1 par value per share, which is registrant's only class of common stock. The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $19,597,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report.

                                    PART I.

ITEM 1.   DESCRIPTION OF BUSINESS

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

Southern Bank of Commerce

     Southern Bank was incorporated as an Alabama Banking corporation in 1926 for the purpose of conducting a commercial banking business in Eufaula, Alabama. The Bank operates a full service commercial banking business in Barbour County, its primary market area, providing such banking services as receipt of deposits, personal and commercial loans, real estate mortgages, personal and commercial checking, and other time deposits and related services. Southern Bank also operates full-service branches in Montgomery and Huntsville, Alabama.

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

Properties

     The Company's office and the main banking office of Southern Bank is located at 218-220 E. Broad Street, Eufaula, Alabama, in a building consisting of 15,629 square feet owned by Southern Bank. Southern Bank leases a portion of the real estate upon which the building is situated. Southern Bank also operates a branch office in Eufaula at 1121 South Eufaula Avenue. The land on which the branch office is situated is leased. Southern Bank also operates a branch at 4290 Carmichael Road in Montgomery, Alabama in a building consisting of approximately 6,000 square feet owned by Southern Bank. Southern Bank operates a branch on leased property, consisting of approximately 1,200 square feet, located at 400 Meridian Street in Huntsville, Alabama. Southern Bank also leases property at 230 Hughes Road in Madison, Alabama, near Huntsville, where it operates a branch facility.

     American Bank operates its main office at the corner of Mack Bayou Road and
U. S. Highway 98, Santa Rosa Beach, Florida in Walton County, in a building consisting of 7,500 square feet. The American Bank's premises are owned by American Bank. American Bank also operates branch offices at 16234 U. S. Highway 331 South in Freeport, Florida; at 151 East County Highway 38 in Grayton Beach, Florida; and at 2315 Highway 77 in Lynn Haven, Florida. The facilities in all three branch locations are owned by American Bank.

                                   Employees

     At December 31, 1998, Eufaula BancCorp and its subsidiaries employed 96 full-time employees and 13 part-time employees. Eufaula BancCorp considers its relationship with its employees to be excellent.

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

The Company

     The Company is a bank holding company which is registered with, and subject to supervision by, the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the Company is required to file periodic reports and such additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve may examine the Company and the Banks.

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

     The Banks may pay dividends to the Company provided that the payment is not prohibited by the Banks' Articles of Incorporation and will not render the Banks insolvent.

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

     In September 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. This legislation, among other things, amended the BHC Act to permit bank holding companies, subject to certain limitations, to acquire either control or substantial assets of a bank located in states other than that bank holding company's home state regardless of state law prohibitions. This legislation became effective on September 29, 1995. In addition, this legislation also amended the Federal Deposit Insurance Act to permit, beginning on June 1, 1997 (or earlier where state legislatures provided express authorization), the merger of insured banks with banks in other states.

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

     In December 1991, the President signed the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA") into law. This act recapitalizes the Bank Insurance Fund ("BIF"), of which the Banks are members, substantially revises bank regulations, including capital standards, restricts certain powers of state banks, gives regulators the authority to limit officer and director compensation and requires bank holding companies to guarantee the capital compliance of their banks. In addition, the act grants to the FDIC authority to impose several assessments on insured depository institutions to repay FDIC borrowings from the Treasury or BIF members or "for any other purpose the FDIC may deem necessary" and to assess risk-based insurance premiums upon banks. The FDIC has introduced a risk-based assessment schedule with assessments to be paid by each BIF member based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized", "adequately capitalized", or "undercapitalized", as those terms have been defined in applicable Federal regulations adopted to implement the prompt corrective action provisions of FDICIA, and whether such institution is considered by its supervising agency to be financially sound or to have supervisory concerns. The Banks are currently classified as "well-capitalized" under the FDIC risk based assessment system. There can be no assurance that future regulations required by this act and adjustments on deposit insurance assessment will not adversely affect the banking industry or operations of the Company or the Banks.

     The various Federal bank regulators, including the Federal Reserve, have adopted a risk-based capital requirement for assessing bank and bank holding company capital adequacy. These standards significantly revised the former definition of capital and they establish minimum standards in relation to the relative credit risk of assets and off-balance sheet exposures. Capital is classified into two tiers. Tier I capital consists of common shareholders' equity and perpetual preferred stock (subject to certain limitations) and is reduced by goodwill and minority interests in the common equity accounts of consolidated subsidiaries. Tier II capital consists of the allowance for possible loan loses (subject to certain limitations), and certain subordinated debt. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-adjusted assets). The minimum Tier I and the combined Tier I and Tier II capital to risk-weighted assets ratios are 4.0% and 8.0%, respectively. The Federal Reserve also has adopted regulations which supplement the risk-based capital guidelines to include a minimum leverage ratio of Tier I Capital to total assets of 3.0% to 5.0%. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

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

     The Community Reinvestment Act of 1977 (the "CRA") and the Regulations of the FDIC and the Federal Reserve implementing that act are intended to encourage regulated financial institutions to help meet the credit needs of their local community or communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of such financial institutions. Such regulations provide that the appropriate regulatory authority will assess the records of regulated financial institutions in satisfying their continuing and affirmative obligations to help meet the credit needs of their local communities. The results of such examinations are made public and are taken into consideration upon the filing of any application to establish a branch, to merge or to acquire the assets or assume the liabilities of a bank. The bank regulators are seeking public comment on an interagency proposal to strengthen Federal enforcement of the CRA. The interagency proposal would replace the subjective factors now being used to assess an institution's CRA performance with three "tests" using objective, performance based standards. The tests would apply differently to different types of institutions, depending on their size or specialties. It cannot be predicted whether such proposal will be adopted, and if adopted, how the regulation will affect the Company or the Banks.

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

ITEM 2.   DESCRIPTION OF PROPERTY

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) The Company's common stock is traded on the Nasdaq SmallCap Market ("Nasdaq ") under the symbol EUFA.
               The following table sets forth: (a) the low and high bid prices for the common stock as quoted on Nasdaq during the last two fiscal years; and (b) the amount of quarterly dividends declared on the common stock during the periods indicated. On November 15, 1997, the Company undertook a three for two stock split effected through a stock dividend. The share prices and dividends paid shown in the table below have been adjusted to reflect this stock split. Over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.



                                                                    Bid Prices (a)                                Cash
                   Calendar Period                    ----------------------------------------                  Dividends
                        1998                               Low                           High                   Declared
                   ---------------                         ---                           ----                   ---------
                    First quarter                        $14-3/4                         $     18                $0.04
                    Second quarter                        12-3/4                           18-1/8                 0.04
                    Third quarter                             11                           14-3/4                 0.04
                    Fourth quarter                         9-1/2                          11-9/16                 0.04



                                                                    Bid Prices (a)                                Cash
                   Calendar Period                    ----------------------------------------                  Dividends
                        1997                               Low                           High                   Declared
                   ---------------                         ---                           ----                   ---------
                    First quarter                       $      9                        $9-21/64                  $0.035
                    Second quarter                       9-21/64                          10-1/2                   0.035
                    Third quarter                         10-1/2                              11                   0.035
                    Fourth quarter                            11                          17-5/8                   0.035


          (b) As of March 1, 1999, there were approximately 700 holders of record of the Common Stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General

     The Company's principal asset is its ownership of the Banks. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Banks. The Banks conduct a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). The Banks' profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid and earned on these balances. Net interest income is dependent upon the Banks' interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate interest income. The interest rate spread is
impacted by interest rates, deposit flows and  loan  demand.    Additionally,
and to a lesser extent, the Banks' profitability is affected by such factors as the level of noninterest income and expenses, the provision for loan losses and the effective tax rate. Noninterest income consists primarily of loan and other fees and income from the sale of investment securities. Noninterest expenses consist of compensation and benefits, occupancy-related expenses and other operating expenses.

Results of Operations For Years Ended December 31, 1998 and 1997

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

     The Company's net interest margin decreased slightly to 5.17% in 1998 as compared to 5.23% in 1997. The yield on average interest-earning assets increased 30 basis points or 3.33% to 9.31% in 1998 as compared to 9.01% in 1997. The interest rate paid on average interest-bearing liabilities increased 26 basis points or 5.59% to 4.91% in 1998 as compared to 4.65% in 1997. The increase in the interest rate paid on average interest-bearing liabilities was attributable primarily to the decrease in the percent of noninterest-bearing deposits to total deposits from approximately 19% in 1997 to approximately 15% in 1998. The increase in the average rate paid on liabilities was also adversely affected by a prepayment penalty assessed on the early retirement of Federal Home Loan Bank borrowings. Net interest income on a taxable-equivalent basis was $7,415,000 in 1998 as compared to $5,203,000 in 1997, representing an increase of $2,212,000 or 42.51%. The increase resulted from an increase of $2,644,000 generated on increased volume and a reduction of $432,000 related to the effect of changes in interest rates due primarily to an increase in average
rate paid on interest-bearing liabilities as indicated above.   The increase in
net interest income related to volume was due to the significant increase in lending activities resulting from the establishment of branches in Montgomery and Huntsville, Alabama and three locations in Florida.

     Average interest-earning assets increased $43,986,000 to $143,444,000 in 1998 from $99,458,000 in 1997, an increase of 44.23%. Average loans increased $46,883,000; average investments, including interest-bearing deposits in banks, decreased $4,811,000; and average Federal funds sold increased $1,914,000. The increase in average interest-earning assets was funded by an increase of $45,204,000, or 47.89%, in average deposits to $139,594,000 in 1998 from
$94,390,000 in 1997. Approximately 15% of the average deposits were noninterest-bearing deposits in 1998; whereas approximately 19% of the average deposits were noninterest-bearing deposits in 1997.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on nonaccruing, past due and other loans that management believes require attention.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses charged to earnings amounted to $728,000 in 1998 as compared to $174,000 in 1997, representing an increase of $554,000 or 318.40% in the provision. The increase in the provision was attributed to an increase in average loans of $46,883,000
in 1998 as compared to 1997.   The current year's provision for loan losses and
the balance in the allowance for loan losses at December 31, 1998 were based upon management's evaluation of the loan portfolios and the potential loan risk for specific loans and selected loan categories. Net loan charge-offs amounted to approximately $101,000 in 1998 as compared to net loan charge-offs of approximately $68,000 in 1997. The allowance for loan losses as a percentage of total loans outstanding amounted to .89% at December 31, 1998 as compared to
 .97% at December 31, 1997. The allowance for loan losses as a percentage of total loans outstanding and other real estate owned amounted to .89% at December 31, 1998 as compared to .96% at December 31, 1997.

     The determination of the amounts allocated for loan losses is based upon management's judgment concerning factors affecting loan quality and assumptions about the local and national economy. Management considers the year-end allowances adequate to cover potential losses in the loan portfolio.

     Noninterest income increased $217,000 to $1,336,000 in 1998 from $1,119,000 in 1997 due primarily to an increase of $61,000 in service charges on deposit accounts generated on an increase in total average deposits of $45,204,000 in 1998 and an increase of $111,000 in origination fees on mortgage loans. Net gains on sales of investment securities decreased $15,000 and all other noninterest income increased $60,000.

     Noninterest expense increased $2,131,000 to $6,604,000 in 1998 from $4,473,000 in 1997. Salaries and employee benefits increased $1,233,000 to $3,668,000 from $2,435,000 in 1997, representing an increase of 50.64%. The significant increase in salaries and employee benefits resulted from the addition in 1998 of 21 full-time employees, including several branch senior officers, and 7 part-time employees, along with the normal increase in salaries and employee benefits for all employees. Equipment and occupancy expense increased $230,000 in 1998 over 1997 due to the requirement for additional
facilities to accommodate the branches opened in 1997 and 1998.   Data
processing expenses increased $300,000 due to the processing of data by an off-premise service provider for the entire year in 1998 as compared to a portion of the year in 1997 prior to the conversion from inhouse processing to off-premise processing. Also contributing to the increase in data processing expense was the need for additional financial information as a result of increased lending activities. All other operating expenses increased $368,000.

     Following is a summary of major items contributing to the increase in other operating expenses:

       Increase in communication expense resulting from business expansion              $  113,000
          associated with opening of new branches in 1997 and 1998 and increased banking activities
       Increase in stationery and supplies expense                                          74,000
       Increase in directors fees                                                           89,000
       Increase in all other operating expenses, net                                        92,000
                                                                                        ----------
                                                                                        $  368,000
                                                                                        ==========

     Average total assets increased $49,598,000 or 44.56% to $160,895,000 in 1998 as compared to $111,297,000 in 1997. Average interest-earning assets increased 44.23% in 1998 over 1997. Loan demand was stronger in 1998 than in 1997 as evidenced by an average loan to deposit ratio of 81.03% in 1998 as compared to 70.17% in 1997. Average loans increased $46,883,000 or 70.78% in 1998 as compared to 1997 due primarily to the expansion of loan activity in the branches opened in 1997 and 1998. The increase in average loans was funded by an increase in average deposits of $45,204,000.

Liquidity and Capital Resources

     Liquidity management involves the matching of the cash flow requirements of customers who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company and the Banks to meet those needs. The Company and the Banks seek to meet liquidity requirements primarily through management of short-term investments (principally Federal funds sold) and monthly amortizing loans. Another source of liquidity is the repayment of maturing single payment loans. Also, the Banks maintain relationships with correspondent banks, including a $3,000,000 line of credit for the Company, which could provide funds on short notice, if needed.

     The liquidity and capital resources of the Company and the Banks are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Banks' liquidity ratio at December 31, 1998 was considered satisfactory. At that date, the Banks' short-term investments and their unused commitments for short-term borrowings were adequate to cover any reasonable anticipated immediate need for funds. The Company and the Banks were aware of no events or
trends likely to result in a material change in their liquidity.    During 1998,
the Company increased its capital $6,229,000 from net proceeds on sale of its common stock and by retaining earnings of $466,000 after payment of dividends. It also increased its capital by $103,000, representing proceeds from the exercise of common stock options and by $110,000, representing reduction in income taxes payable for exercise of non-qualified stock options. After recording an increase in capital of $94,000 for unrealized gains on securities, net of taxes, total capital increased $7,002,000 to $18,943,000 from $11,941,000 at December 31, 1997.

     The Company estimates that approximately $1,000,000 will be required for capital expenditures in 1999 for branch facilities.

     In accordance with risk capital guidelines issued by the Federal Reserve, Eufaula BancCorp is required to maintain a minimum standard of total capital to weighted risk assets of 8%. Additionally, all member banks must maintain "core" or "Tier 1" capital of at least 4% of total average assets ("leverage ratio"). Member banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, and well managed on- and off-balance sheet activities; and, in general, be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 4% plus an additional 100 to 200 basis points.

     The following table summarizes the regulatory capital levels of the Company at December 31, 1998.

                                            Actual                        Required                       Excess
                                  -------------------------       ------------------------      -----------------------
                                       Amount       Percent           Amount      Percent           Amount      Percent
                                  -------------  ----------       ------------  ----------      -----------------------
                                                                    (Dollars in Thousands)
                                  -------------------------------------------------------------------------------------
Leverage capital                   $   17,460       9.14%         $    7,639      4.00%         $    9,821         5.14%
Risk-based capital:
  Core capital                         17,460      11.28               6,189      4.00              11,271         7.28
  Total capital                        18,823      12.17              12,378      8.00               6,445         4.17

     Each Bank also met its individual regulatory capital requirements at December 31, 1998.


Year 2000 Issue

     Eufaula BancCorp is following the regulatory guidance issued by the Federal Financial Institutions' Examination Council in preparing for the century date change. The Year 2000 Committee is responsible for all compliance for Y2K and functions under the leadership of top management and the Board of Directors.

     By March 31, 1999, Eufaula BancCorp software applications will be remediated, including software applications required to be remediated by third-party vendors. Completion of these milestones by March 31, 1999 meets the milestones established by Eufaula BancCorp banking regulators.

     In addition, Eufaula BancCorp has set June 30, 1999 as its target date for completion of all remediation and testing of all its mission critical software applications, facility systems and desktop systems.

     Eufaula BancCorp core processing software is Jack Henry Silverlake. The Jack Henry Silverlake is certified as being Y2K compliant and a warranty has been issued. In-house Y2K testing of the Jack Henry Silverlake software was completed November 1998.

     In addition to its technology-related efforts, Eufaula BancCorp has made significant progress on its major customer due diligence. By December 31, 1998, Eufaula BancCorp had completed the evaluation of its major credit customers, assessed their Year 2000 efforts and incorporated any Year 2000 customer risks into its credit risk assessment. Eufaula BancCorp is also in the process of evaluating any potential Year 2000 impact upon its funding capability in order to incorporate any such risks into its capital and liquidity planning. This assessment will help determine the extent to which any contingency plans will need to be executed.

     At December 31, 1998, Eufaula BancCorp estimated the cost to remediate Year 2000 issues at approximately $70,000. This included cost incurred during 1997 and 1998, as well as cost expected to be incurred during 1999. These costs include the costs of remediation, testing, and contingency planning, and are expensed as incurred.

     In its normal course of business, Eufaula BancCorp manages many types of risks. Eufaula BancCorp recognizes that the risks presented by Year 2000 are unique given the nature of the problem and the fact that there may be a higher likelihood that Year 2000 risks may present itself in multiple, simultaneous impacts. Because of this, Eufaula BancCorp has adjusted and will continue to adjust its risk management processes and contingency plans to consider the most probable anticipated Year 2000 effects. Although it is too early to predict accurately what "fails" may occur, Eufaula BancCorp believes sufficient planning, communication, coordination and testing will mitigate potential material disruption. In addition to the internal and external testing, and the credit, operational and liquidity assessments and planning discussed above, Eufaula BancCorp includes creation of command centers; scheduling availability of key personnel; additional training, testing and simulation activities; and establishment of rapid decision processes.

     A formal contingency plan is in the process of development and will be completed by March 31, 1999. Completion of the contingency plan by March 31, 1999 meets the guidelines established by Eufaula BancCorp banking regulators.

Average Balances and Net Income Analysis

     The following table sets forth the amount of the Company's interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. Federally tax-exempt income is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. Nonaccruing loans have been included in average loans because they are not significant in relation to total loans and their inclusion in average loans does not materially affect the average yield on loans.

                                                                   Year Ended December 31,
                             ------------------------------------------------------------------------------------------------------
                                              1998                                         1997                              1996

                             ---------------------------------------      ---------------------------------------      ------------
                                                            (Dollars in Thousands)

                             -------------------------------------------------------------------------------------------------------

                                            Interest        Average                      Interest        Average

                             Average        Income/         Yield/        Average        Income/         Yield/        Average

                             Balance        Expense        Rate Paid      Balance        Expense        Rate Paid      Balance



                             -------        --------       ----------     --------       --------       ---------      -------


ASSETS

Interest-earning assets:

  Loans, net of

   unearned interest          $113,118       $11,262        9.96%          $ 66,235       $6,683         10.09%         $50,298

Investment securities:

  Taxable                       19,108         1,226        6.42             23,400        1,487          6.35           28,218

  Tax exempt                     7,813           671        8.59              8,424          708          8.40            8,462

  Interest-bearing

   deposits in banks                92             5        5.43                  -            -             -                -

  Federal funds sold             3,313           184        5.55              1,399           80          5.72            2,059

                               -------          ----                         ------         ----        ------           ------



     Total interest-

      earning assets           143,444        13,348        9.31             99,458        8,958          9.01           89,037

                              --------        ------                        -------       ------        ------          -------


Noninterest-earning
  assets:
  Cash                           7,849                                        4,712                                       4,906
  Allowance for loan
   losses                       (1,021)                                        (690)                                       (637)
  Unrealized gain (loss)
   on securities
   available for sale               64                                         (203)                                       (247)
  Other assets                  10,559                                        8,020                                       6,086
                              --------                                      --------                                     ------

     Total noninterest-
      earning assets            17,451                                       11,839                                      10,108
                              --------                                     ---------                                    -------


     Total assets             $160,895                                     $111,297                                     $99,145
                             =========                                    ==========                                   =========


                                                         Year Ended December 31,
                                                         ------------------------
                                                                  1996
                                                         ------------------------

                                                         -------------------------
                                                          Interest       Averag
                                                          Income/        Yield/
                                                          Expense        Rate Paid
                                                          -------        ---------
ASSETS
Interest-earning assets:
  Loans, net of
   unearned interest                                    $   5,065        10.07 %
Investment securities:
  Taxable                                                   1,802          6.39
  Tax exempt                                                  718          8.48
  Interest-bearing
   deposits in banks                                            -             -
  Federal funds sold                                          105          5.10
                                                              ---

     Total interest-
      earning assets                                       7,690          8.64
                                                           -----

                                                                     Year Ended December 31,
                                          -----------------------------------------------------------------------------------
                                                          1998                                 1997
                                          ---------------------------------     -------------------------------   -----------
                                                    (Dollars in Thousands)
                                          ----------------------------------------------------------------------------------
                                                       Interest   Average                   Interest   Average
                                          Average      Income/     Yield/       Average     Income/    Yield/       Average
                                          Balance      Expense    Rate Paid     Balance     Expense   Rate Paid     Balance
                                          ---------------------------------     -------------------------------     --------
LIABILITIES AND
  STOCKHOLDERS'
  EQUITY
  Interest-bearing liabilities:
   Savings and
    interest-bearing
    demand deposits                      $ 50,141     $ 1,893     3.78 %      $  33,701    $ 1,114    3.31 %       $ 32,620
  Time deposits                            68,142       3,846     5.64           42,645      2,388    5.60           36,045
  Other borrowings                          2,650         194     7.32            4,377        253    5.78              872
                                            -----     -------                  ---------    ------                  -------
    Total interest-bearing
     liabilities                          120,933       5,933     4.91           80,723      3,755    4.65           69,537
                                          -------     -------                   -------    -------                  -------
  Noninterest-bearing
   liabilities and
   stockholders' equity:
   Demand deposits                         21,311                                18,044                              18,191
   Other liabilities                        1,608                                 1,202                               1,086
Stockholders' equity                       17,043                                11,328                              10,331
                                           ------                               -------                             -------

   Total noninterest-bearing
    liabilities and
    stockholders' equity                   39,962                                30,574                              29,608
                                          -------                               -------                             -------


Total liabilities and stockholders'
  equity                                 $160,895                             $ 111,297                           $  99,145
                                         ========                             =========                           =========


Interest rate spread                                              4.40 %                              4.36 %
                                                                  ======                              ======

Net interest income                                   $ 7,415                              $ 5,203
                                                      =======                              =======


Net interest margin                                               5.17 %                              5.23 %
                                                                  ======                              ======

                                            Year Ended December 31,
                                          --------------------------
                                                    1996
                                          --------------------------

                                           --------------------------
                                              Interest       Average
                                              Income/        Yield/
                                              Expense        Rate
                                           --------------------------
LIABILITIES AND
  STOCKHOLDERS'
  EQUITY
  Interest-bearing liabilities:
   Savings and
    interest-bearing
    demand deposits                           $ 1,047         3.21 %
  Time deposits                                 1,903         5.28
  Other borrowings                                 49         5.62
                                              -------
    Total interest-bearing
     liabilities                                2,999         4.31
                                              -------
  Noninterest-bearing
   liabilities and
   stockholders' equity:
   Demand deposits
   Other liabilities
Stockholders' equity


   Total noninterest-bearing
    liabilities and
    stockholders' equity



Total liabilities and stockholders'
  equity



Interest rate spread                                          4.33 %
                                                              ======

Net interest income                           $ 4,691
                                              =======


Net interest margin                                           5.27 %
                                                              ======


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

                                                                          Year Ended December 31,
                                        --------------------------------------------------------------------------------------------

                                                         1998 vs. 1997                                   1998 vs. 1997
                                        ---------------------------------------------   --------------------------------------------

                                                                            (Dollars in Thousands)
                                        --------------------------------------------------------------------------------------------

                                           Increase             Changes Due To             Increase             Changes Due To
                                                              ----------------------                           ---------------------

                                           (Decrease)          Rate           Volume       (Decrease)          Rate           Volume

                                          -----------         ------          ------       ----------          -----         -------

Increase (decrease) in:
Income from earning assets:
Interest and fees on loans             $   4,579       $   (151)      $    4,730       $   1,618       $     13       $    1,605
Interest on securities:
Taxable                                     (261)            12             (273)           (315)            (7)            (308)
Tax-exempt                                   (37)            14              (51)            (10)            (7)              (3)
Interest-bearing deposits in banks             5              5                -
Interest on Federal funds                    104             (5)             109             (25)             9              (34)
                                    --------------------------------------------------------------------------------------------
Total interest income                      4,390           (125)           4,515           1,268              8            1,260
                                    --------------------------------------------------------------------------------------------

Expense from interest-bearing
 liabilities:
Interest on savings and interest-
bearing demand deposits                      779            236              543              67             32               35
Interest on time deposits                  1,458             30            1,428             485            137              348
Interest on other borrowings                 (59)            41             (100)            204              7              197
                                    --------------------------------------------------------------------------------------------
Total interest expense                     2,178            307            1,871             756            176              580
                                    --------------------------------------------------------------------------------------------

Net interest income                    $   2,212       $   (432)      $    2,644       $     512       $   (168)      $      680
                                    ============================================================================================

Noninterest Income

      Following is a comparison of noninterest income for 1998 and 1997.

                                                                                      1998                   1997
                                                                                      ----                   ----

            Service charges on deposit accounts                                  $    805,000           $    744,000
            Securities transactions, net                                                5,000                 20,000
            Origination fees on mortgage loans                                        283,000                172,000
            Other                                                                     243,000                183,000
                                                                                 ------------          -------------
                                                                                 $  1,336,000           $  1,119,000
                                                                                 ============          =============

Noninterest Expense

     Following is a comparison of noninterest expense for 1998 and 1997.

                                                                                  1998                     1997
                                                                                  ----                     ----

             Salaries and employee benefits                                  $   3,668,000            $   2,435,000
             Equipment and occupancy expense                                       830,000                  600,000
             Amortization of intangibles                                            79,000                   79,000
             Legal and professional expense                                        140,000                  163,000
             Director fees                                                         187,000                   98,000
             Data processing expenses                                              401,000                  101,000
             Stationery and supplies                                               156,000                   82,000
             Communication expenses                                                187,000                   74,000
             Other expenses                                                        956,000                  841,000
                                                                             -------------            -------------
                                                                             $   6,604,000            $   4,473,000
                                                                             =============            =============

Asset/Liability Management

     A principal objective of the Company's asset/liability management strategy is to minimize the exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. In order to assure that the objectives of the Company's asset/liability policy are adhered to in a consistent manner, an Asset/Liability Management Committee ("the ALCO") has been formed. The ALCO consists of senior management and any directors as may be appointed by the Board of Directors and has the authority to direct the Company's acquisition and allocation of funds. The ALCO meets quarterly. Additional meetings may be held if necessary.f

  As part of the Company's interest rate risk management policy, the ALCO examines the extent to which the Company's assets and liabilities are "interest rate-sensitive" and monitors its interest rate-sensitivity "gap". An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If the Company's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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


     The Company's asset/liability management policy provides a permissible range for the one-year cumulative gap ratio (rate sensitive assets divided by rate-sensitive liabilities) of 90 percent to 120 percent. That is, rate-sensitive assets should range from 90 percent to 120 percent of rate-sensitive liabilities. The policy also provides that the ALCO will allow the cumulative gap ratio to fluctuate within a range of 20 percent above or below the unity ratio of 100 percent, thus setting a range of 80 percent to 120 percent. As of December 31, 1998, the Company's cumulative one-year interest rate sensitivity gap ratio was 93 percent. This indicates that the Company's interest-bearing liabilities will reprice during this period at a rate faster than the Company's interest-earning assets.

  The following table sets forth the distribution of the repricing of the Company's earning assets and interest-bearing liabilities as of December 31, 1998, the interest rate sensitivity gap (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of the Banks' customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

                                                                               At December 31, 1998
                                               ----------------------------------------------------------------------------------
                                                                           Maturing or Repricing Within
                                               ----------------------------------------------------------------------------------
                                                   Zero to           Three             One to            Over
                                                    Three          Months to           Three            Three
                                                    Months          One Year           Years            Years            Total
                                               ---------------  ----------------  ----------------  ---------------  ------------
                                                                              (Dollars in Thousands)
                                               ----------------------------------------------------------------------------------
Earning assets:
  Interest-bearing deposits                         $      100      $         -       $         -       $        -      $       100
  Federal funds sold                                         -                -                 -                -                -
  Investment securities                                  2,281              723             1,385           23,333           27,722
  Loans                                                 73,284           17,650            24,574           39,801          155,309
                                                    ----------      -----------       -----------       ----------      -----------
                                                        75,665           18,373            25,959           63,134          183,131
                                                    ----------      -----------       -----------       ----------      -----------
Interest-bearing liabilities:
  Interest-bearing demand deposits (1)                  39,052                -            17,299                -           56,351
  Savings (1)                                                -                -             4,798                -            4,798
  Certificates less than $100,000                        9,442           20,090            19,136            3,605           52,273
  Certificates, $100,000 and over                       11,711           15,995            11,472            1,057           40,235
  Other borrowings                                       5,075                -                 -                -            5,075
                                                    ----------      -----------       -----------       ----------      -----------
                                                        65,280           36,085            52,705            4,662          158,732
                                                    ----------      -----------       -----------       ----------      -----------

Interest rate sensitivity gap                       $   10,385      $   (17,712)      $   (26,746)      $   58,472      $    24,399
                                                    ==========      ===========       ===========       ==========      ===========

Cumulative interest rate sensitivity gap            $   10,385      $    (7,327)      $   (34,073)      $   24,399
                                                    ==========      ===========       ===========       ==========

Interest rate sensitivity gap ratio                       1.16             0.51              0.49            13.54
                                                    ==========      ===========       ===========       ==========

Cumulative interest rate sensitivity gap ratio            1.16             0.93              0.78             1.15
                                                    ==========      ===========       ===========       ==========


(1) The Company has found that NOW checking accounts and savings deposits are generally not sensitive to changes in interest rates and, therefore, it has placed such liabilities in the "One to Three Years" category.

Maturities and Sensitivity of Loans to Changes in Interest Rates

     The Company's loan portfolio, as of December 31, 1998, was made up primarily of short-term fixed rate loans or variable rate loans. The average contractual life on instalment loans is approximately three years, while mortgages are generally variable over one to five-year periods. Total loans as of December 31, 1998 are shown in the following table according to maturity classifications: (i) one year or less, (ii) after one year through five years, and (iii) after five years.

                                                           Due in             After One            After
                                                             One               Through             Five
                                                            Year             Five Years            Years              Total
                                                       --------------      --------------     --------------     ----------------
                                                                                  (Dollars in Thousands)
                                                       -------------------------------------------------------------------------
          Commercial, financial and agricultural         $    11,440        $     5,803        $     2,229         $     19,472
          Real estate - construction                          31,357                  -                  -               31,357
          Real estate - mortgage                              36,344             31,824              8,709               76,877
          Consumer instalment                                 11,793             15,432                289               27,514
          Other                                                    -                 89                  -                   89
                                                         -----------        -----------        -----------         ------------
             Total                                       $    90,934        $    53,148        $    11,227         $    155,309
                                                         ===========        ===========        ===========         ============


     The following table summarizes loans at December 31, 1998 with the due dates after one year which (i) have predetermined interest rates and (ii) have floating or adjustable interest rates.

                                                                                                                 December 31,
                                                                                                                     1998
                                                                                                                 (Dollars in
                                                                                                                  Thousands)
                                                                                                              ------------------
Predetermined interest rates                                                                                       $  64,375
Floating or adjustable interest rates                                                                                      -
                                                                                                                   ---------
                                                                                                                   $  64,375
                                                                                                                   =========

Loan Portfolio

     The amount of loans outstanding at the indicated dates is shown in the following table according to type of loans.

                                                                                          December 31,
                                                                          ----------------------------------------
                                                                                 1998                   1997
                                                                          -----------------      -----------------
                                                                                   (Dollars in Thousands)
                                                                          ----------------------------------------
       Commercial, financial and agricultural                                    $   19,472             $   11,728
       Real estate - construction                                                    31,357                  3,253
       Real estate - mortgage                                                        76,877                 49,128
       Consumer instalment loans                                                     27,740                 14,694
       Other                                                                             89                     13
                                                                                 ----------             ----------
                                                                                    155,535                 78,816
       Unearned discount                                                               (226)                  (213)
       Allowance for loan losses                                                     (1,389)                  (762)
                                                                                 ----------             ----------
       Loans, net                                                                $  153,920            $    77,841
                                                                                 ==========            ===========

Nonperforming Loans

    The following table presents, at the dates indicated, the aggregate of nonperforming loans for the categories indicated.

                                                                                                December 31,
                                                                                ---------------------------------------
                                                                                        1998                  1997
                                                                                -----------------     -----------------
                                                                                         (Dollars in Thousands)
                                                                                ---------------------------------------

       Loans accounted for on a nonaccrual basis                                    $    312              $     50

       Instalment loans and term loans contractually past due ninety
       days or more as to interest or principal payments and still accruing                8                    14

       Loans, the term of which have been renegotiated to provide a reduction or deferral of interest or principal because of
       deterioration in the financial position of the borrower                             -                     -

       Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan
       repayment terms                                                                     -                     -

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

Summary of Loan Loss Experience

     The provision for possible loan losses is created by direct charges to operations. Losses on loans are charged against the allowance in the period in which such loans, in management's opinion, become uncollectible. Recoveries during the period are credited to this allowance. The factors that influence management's judgment in determining the amount charged to operating expense are past loan experience, composition of the loan portfolio, evaluation of possible
future losses, current economic conditions and other relevant factors.   The
Company's allowance for loan losses was approximately $1,389,000 at December 31, 1998, representing 0.89% of year-end total loans outstanding compared with approximately $762,000 at December 31, 1997, which represented 0.97% year end total loans outstanding.

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

                                                                                       At December 31,
                                                              -------------------------------------------------------------------
                                                                           1998                                1997
                                                              -------------------------------      ------------------------------
                                                                                Percent of                          Percent of
                                                                                Loans in                            Loans in
                                                                                Category to                         Category to
                                                                  Amount        Total Loans          Amount         Total Loans
                                                              ------------    -------------        -----------    -------------
                                                                                   (Dollars in Thousands)
                                                              ------------------------------------------------------------------
Commercial, financial, industrial and agricultural             $     201            13 %                $  267            26 %
Real estate                                                          909            69                     114            55
Consumer                                                             265            17                     191            19
Unallocated                                                           14             1                     190             -
                                                               ---------           ---                  ------           ---
                                                               $   1,389           100 %                $  762           100 %
                                                               =========           ===                  ======           ===

     The following table presents an analysis of the Company's loan loss experience for the periods indicated:

                                                                                                   December 31,
                                                                                        ---------------------------------
                                                                                           1998                  1997
                                                                                        ----------           -----------
                                                                                             (Dollars in Thousands)
                                                                                        --------------------------------
       Average amount of loans outstanding                                              $115,859               $ 66,235
                                                                                        ========               ========
       Balance of reserve for possible loan losses at beginning of period                    762                    656
                                                                                        --------               --------
       Charge-offs:
         Commercial, financial and agricultural                                                8                     29
         Consumer                                                                            112                     52
                                                                                        --------               --------
                                                                                             120                     81
                                                                                        --------               --------
       Recoveries:
         Consumer                                                                             19                     13
                                                                                        --------               --------
       Net charge-offs                                                                       101                     68
                                                                                        --------               --------
       Additions to reserve charged to operating expenses                                    728                    174
                                                                                        --------               --------
       Balance of reserve for possible loan losses                                      $  1,389               $    762
                                                                                        ========               ========
       Ratio of net loan charge-offs to average loans                                       0.09%                  0.10%
                                                                                        ========               ========

Investment Portfolio

     The Company manages the mix of asset and liability maturities in an effort to control the effects of changes in the general level of interest rates on net interest income. See " - Asset/Liability Management." Except for its effect on the general level of interest rates, inflation does not have a material impact on the Company due to the rate variability and short-term maturities of its
earnings assets.   In particular, approximately 59% of the loan portfolio is
comprised of loans which mature or reprice within one year or less. Mortgage loans, primarily with five to fifteen-year maturities, are also made on a variable rate basis with rates being adjusted every one to five years. Additionally, 11% of the investment portfolios matures within one year.

Types of Investments

     The amortized cost and fair value of securities are summarized as follows:

                                                                             Gross                Gross
                                                     Amortized            Unrealized            Unrealized               Fair
                                                       Cost                  Gains                Losses                 Value
                                                 ----------------       --------------        -------------          ------------
                                                                               (Dollars in Thousands)
                                                 ---------------------------------------------------------------------------------
           Securities Available for Sale
              December 31, 1998:
                 U. S. Government and agency
              securities                                 $ 17,601                $ 183                $ (28)               $ 17,756
              Mortgage-backed securities                    2,747                    9                  (11)                  2,745
                                                         --------                -----                -----                --------
                                                         $ 20,348                $ 192                $ (39)               $ 20,501
                                                         ========                =====                =====                ========

              December 31, 1997:
              U. S. Government and agency
              securities                                 $ 14,196                $  54                $ (62)               $ 14,188
              Mortgage-backed securities                    1,982                    9                   (4)                  1,987
                                                         --------                -----                -----                --------
                                                         $ 16,178                $  63                $ (66)               $ 16,175
                                                         ========                =====                =====                ========

           Securities Held to Maturity
              December 31, 1998:
              State and municipal securities             $  7,084                $ 377                $   -                $  7,462
              Mortgage-backed securities                      137                    4                    -                     140
                                                         --------                -----                -----                --------
                                                         $  7,221                $ 381                $   -                $  7,602
                                                         ========                =====                =====                ========

              December 31, 1997:
              U. S. Government and agency
                securities                               $    750                $   1                $  (4)               $    747
              State and municipal securities                8,110                  383                    -                   8,493
              Mortgage-backed securities                      422                    6                   (1)                    427
                                                         --------                -----                -----                --------
                                                         $  9,282                $ 390                $  (5)               $  9,667
                                                         ========                =====                =====                ========

Maturities

  The amounts of investment securities in each category as of December 31, 1998 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years, and (4) after ten years.

                                                                  U.S. Treasury and
                                                                Other U. S. Government                      State and
                                                               Agencies and Corporations             Political Subdivisions
                                                                               Yield                                Yield
                                                             Amount             (1)                 Amount          (1) (2)
                                                          ------------      -----------          -------------   -----------
                                                                                 (Dollars in Thousands)
                                                          ------------------------------------------------------------------
Maturity:
One year or less                                             $ 2,097           6.79%                $  360          8.08%
After one year through five years                             10,830           6.10                  3,063          7.83
After five years through ten years                             6,020           6.50                  3,473          8.10
After ten years                                                1,690           6.40                    189          7.63
                                                             -------           ----                 ------          ----
                                                             $20,637           6.31%                $7,085          7.97%
                                                             =======           ====                 ======          ====

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

                                                               Year Ended December 31,
                                                 --------------------------------------------------
                                                    1998                                    1997
                                                 --------------------------------------------------
                                                  Amount        Rate           Amount         Rate
                                                  ------        ----           ------         ----
                                                                (Dollars in Thousands)
                                                 --------------------------------------------------
Noninterest-bearing demand deposits               $ 21,311          -%          $18,044           -%
Interest-bearing demand and savings deposits        50,141       3.78            33,701        3.31
Time deposits                                       68,142       5.64            42,645        5.60
                                                  --------                      -------
Total deposits                                    $139,594                      $94,390
                                                  ========                      =======

     The Company has a large, stable base of time deposits, with little or no dependence on volatile deposits of $100,000 or more. The time deposits are principally certificates of deposit and individual retirement accounts obtained from individual customers.

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1998, are shown below by category, which is based on time remaining until maturity of (i) three months or less, (ii) over three through twelve months and (iii) over twelve months.

                                            December 31,
                                               1998
                                            -------------
                                             (Dollars in
                                             Thousands)
                                            -------------
     Three months or less                    $11,711
     Over three through twelve months         15,995
     Over twelve months                       12,529
                                             -------
               Total                         $40,235
                                             =======

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

                                 Year Ended December 31,
                             ------------------------------
                                1998                1997
                             ----------          ----------
Return on assets                0.54%               0.90%

Return on equity                5.08                8.89

Dividends payout               45.71               29.17

Equity to assets ratio         10.59               10.18


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

     Following is a summary of the commitments outstanding at December 31, 1998 and 1997.

                                       December 31,
                                  ---------------------
                                     1998       1997
                                  ---------  ----------
                                  (Dollars in Thousands)
                                  ----------------------
     Loans sold with recourse      $   432      $ 1,647
     Commitments to extend credit   41,461       19,518
     Standby letters of credit       2,435        1,353
                                   -------      -------
                                   $44,328      $22,518
                                   =======      =======

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


ITEM 7.   FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and its subsidiaries are included on pages F-1 through F-33 of this Annual Report on Form 10-KSB:

     Consolidated Balance Sheets - December 31, 1998 and 1997

     Consolidated Statements of Income - Years Ended December 31, 1998 and 1997

     Consolidated Statements of Comprehensive Income - Years Ended December 31, 1998 and 1997

     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1998 and 1997

     Consolidated Statements of Cash Flows - Years Ended December 31, 1998 and 1997

     Notes to Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During 1998 and 1997, the Company did not change its accountants and there was no disagreement on any matter of accounting principles or practices for financial statement disclosure that would have required the filing of a current report on Form 8-K.

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

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B.

Exhibit
   No.                                       Description
--------           -------------------------------------------------------------
   3.1             Restated Certificate of Incorporation of the Registrant
                   (filed as Exhibit 3.1 to the Registrant's Annual Report on
                   Form 10-KSB (File No. 33-23062) filed with the Commission on
                   March 23, 1998, and incorporated herein by reference).

   3.2 Bylaws of the Registrant (amended and restated as of March 18, 1998) (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-KSB (File No. 33-23062) filed with the Commission on March 23, 1998 and incorporated herein by reference).

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

  10.4 Director stock purchase plan (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB (File No. 33-23062) filed with the Commission on March 23, 1998, and incorporated herein by reference).

  10.5 Deferred Compensation Agreement between Eufaula Bank & Trust Company and Director (Sample Form) effective July 23, 1996 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on March 31, 1997 and incorporated herein by reference.)

  21 Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-48491), filed with the Commission on April 6, 1998 and incorporated herein by reference.)

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

                                       EUFAULA BANCCORP, INC.


Date:                                  /s/ Gregory B. Faison
      -----------------------          -----------------------------------------
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



Date:   March 17, 1999            /s/ Gregory B. Faison
      -----------------------     ----------------------------------------------
                                  Gregory B. Faison, President
                                  Chief Executive Officer and Director


Date:   March 17, 1999            /s/ Janis Biggers
      -----------------------     ----------------------------------------------
                                  Janis Biggers, Director


Date:   March 17, 1999            /s/ Michael C. Dixon
      -----------------------     ----------------------------------------------
                                  Michael C. Dixon, Director


Date:   March 17, 1999            /s/ Robert M. Dixon
      -----------------------     ----------------------------------------------
                                  Robert M. Dixon, Director


Date:   March 17, 1999            /s/ Thomas Harris
      -----------------------     ----------------------------------------------
                                  Thomas Harris, Director


Date:   March 17, 1999            /s/ James J. Jaxon
      -----------------------     ----------------------------------------------
                                  James J. Jaxon, Jr., Director


Date:   March 17, 1999            /s/ Frank McRight
      -----------------------     ----------------------------------------------
                                  Frank McRight, Director

                            EUFAULA BANCCORP, INC.

                                 EXHIBIT INDEX

Exhibit
   No.                                       Description
--------           -------------------------------------------------------------

   3.1 Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB (File No. 33-23062) filed with the Commission on March 23, 1998, and incorporated herein by reference).

   3.2 Bylaws of the Registrant (amended and restated as of March 18, 1998) (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-KSB (File No. 33-23062) filed with the Commission on March 23, 1998 and incorporated herein by reference).

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

  10.4 Director stock purchase plan (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB (File No. 33-23062) filed with the Commission on March 23, 1998, and incorporated herein by reference).

  10.5 Deferred Compensation Agreement between Eufaula Bank & Trust Company and Director (Sample Form) effective July 23, 1996 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on March 31, 1997 and incorporated herein by reference.)

   21 Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-48491), filed with the Commission on April 6, 1998 and incorporated herein by reference.)

   24 Power of Attorney relating to this Annual Report on Form 10-KSB is set forth on the signature pages to this Annual Report.

   27              Financial Data Schedule

                            EUFAULA BANCCORP, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Consolidated financial statements:

     Independent Auditor's Report
     Consolidated Balance Sheets - December 31, 1998 and 1997
     Consolidated Statements of Income - Years ended December 31, 1998 and 1997 Consolidated Statements of Comprehensive Income - Years ended December 31,
1998 and 1997
     Consolidated Statements of Stockholders' Equity - Years ended December 31, 1998 and 1997
     Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997
     Notes to Consolidated Financial Statements


All schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                         INDEPENDENT AUDITOR'S REPORT
-------------------------------------------------------------------------------

To the Board of Directors
Eufaula BancCorp, Inc.
Eufaula, Alabama


     We have audited the accompanying consolidated balance sheets of Eufaula BancCorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eufaula BancCorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                     /s/ Mauldin & Jenkins, LLC



Albany, Georgia
February 3, 1999

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                Assets                                  1998                  1997
                                ------                             ---------------       ---------------
Cash and due from banks                                            $     7,820,441       $     6,046,465
Interest-bearing deposits in banks                                         100,000                     -
Federal funds sold                                                               -             2,450,000
Securities available for sale, at fair value                            20,501,119            16,174,526
Securities held to maturity, at cost (fair value
    $7,601,587 and $9,667,334)                                           7,220,915             9,281,741

Loans                                                                  155,308,996            78,603,624
Less allowance for loan losses                                           1,388,872               762,236
                                                                   ---------------       ---------------
          Loans, net                                                   153,920,124            77,841,388
                                                                   ---------------       ---------------
Premises and equipment, net                                              6,031,417             3,664,429
Other real estate                                                        1,276,001               804,435
Other assets                                                             5,190,339             4,678,670
                                                                   ---------------       ---------------
                                                                   $   202,060,356       $   120,941,654
                                                                   ===============       ===============
            Liabilities and Stockholders' Equity
            ------------------------------------

Deposits
    Noninterest-bearing demand                                     $    22,783,585       $    18,305,750
    Interest-bearing demand                                             56,350,823            31,782,198
    Savings                                                              4,798,480             4,930,765
    Time, $100,000 and over                                             40,235,142            16,932,656
    Other time                                                          52,272,486            32,657,315
                                                                   ---------------       ---------------
              Total deposits                                           176,440,516           104,608,684
    Federal funds purchased                                              2,875,000                     -
    Other borrowings                                                     2,200,000             3,100,000
    Other liabilities                                                    1,602,238             1,291,643
                                                                   ---------------       ---------------
              Total liabilities                                        183,117,754           109,000,327
                                                                   ---------------       ---------------

Commitments and contingent liabilities

Stockholders' equity
    Preferred stock, par value $.10; 50,000 shares
        authorized, none issued                                                  -                     -
    Common stock, par value $1; 5,000,000 shares authorized,
        2,620,773 and 2,097,916 shares issued                            2,620,773             2,097,916
    Surplus                                                              6,026,235               107,779
    Retained earnings                                                   10,203,876             9,737,976
    Accumulated other comprehensive income (loss)                           91,718                (2,344)
                                                                   ---------------       ---------------
          Total stockholders' equity                                    18,942,602            11,941,327
                                                                   ---------------       ---------------
                                                                   $   202,060,356       $   120,941,654
                                                                   ===============       ===============
See Notes to Consolidated Financial Statements.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
 -------------------------------------------------------------------------------

                                                                         1998                 1997
                                                                   ---------------       ---------------
Interest income
    Interest and fees on loans                                      $   11,261,906         $   6,683,278
    Interest on taxable securities                                       1,225,972             1,464,021
    Interest on nontaxable securities                                      442,833               466,530
    Interest on deposits in other banks                                      5,262                22,806
    Interest on Federal funds sold                                         183,821                80,363
                                                                   ---------------       ---------------
                                                                        13,119,794             8,716,998
                                                                   ---------------       ---------------

Interest expense
    Interest on deposits                                                 5,738,822             3,502,234
    Interest on other borrowings                                           194,426               252,330
                                                                   ---------------       ---------------
                                                                         5,933,248             3,754,564
                                                                   ---------------       ---------------
          Net interest income                                            7,186,546             4,962,434
Provision for loan losses                                                  728,250               173,668
                                                                   ---------------       ---------------
          Net interest income after provision for loan losses            6,458,296             4,788,766


Other income
    Service charges on deposit accounts                                    804,878               744,254
    Security transactions, net                                               5,060                19,697
    Origination fees on mortgage loans                                     282,544               171,994
    Other                                                                  243,969               182,666
                                                                   ---------------       ---------------
                                                                         1,336,451             1,118,611
                                                                   ---------------       ---------------

Other expenses
    Salaries and employee benefits                                       3,667,970             2,435,131
    Equipment and occupancy expense                                        829,712               600,493
    Amortization of intangibles                                             78,745                78,745
    Legal and professional expense                                         140,117               162,549
    Data processing expenses                                               401,044               101,064
    Directors fees                                                         186,667                97,983
    Communication expenses                                                 186,676                73,829
    Stationery and supplies                                                156,127                82,461
    Other operating expense                                                956,787               840,795
                                                                   ---------------       ---------------
                                                                         6,603,845             4,473,050
                                                                   ---------------       ---------------
          Income before income taxes                                     1,190,902             1,434,327

Applicable income taxes                                                    326,353               426,935
                                                                   ---------------       ---------------
          Net income                                               $       864,549       $     1,007,392
                                                                   ===============       ===============
Net income per common share
    Basic                                                          $          0.35       $          0.48
                                                                   ===============       ===============
    Diluted                                                        $          0.33       $          0.45
                                                                   ===============       ===============

See Notes to Consolidated Financial Statements.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                         1998                 1997
                                                                   ---------------       ---------------
Net income                                                         $       864,549       $     1,007,392
                                                                   ---------------       ---------------
Other comprehensive income:
    Net unrealized holding gains arising during period,
        net of tax of $64,732 and $67,922                                   97,097               101,883
    Reclassification adjustment for gains included
        in net income, net of tax of $2,025 and $7,879                      (3,035)              (11,818)
                                                                   ---------------       ---------------
                                                                            94,062                90,065
                                                                   ---------------       ---------------
Comprehensive income                                               $       958,611       $     1,097,457
                                                                   ===============       ===============
See Notes to Consolidated Financial Statements.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                                Accumulated
                                                                                                   Other
                                       Common Stock                                            Comprehensive
                                --------------------------      Capital          Retained         Income
                                  Shares        Par Value       Surplus          Earnings         (Loss)            Total
                                -----------  -------------  ---------------   --------------  ---------------   --------------
Balance, December 31
   1996                           1,353,204    $1,353,204       $  232,587      $ 9,221,469         $(92,409)      $10,714,851
   Net income                             -             -                -        1,007,392                -         1,007,392
   Cash dividend declared,
      $.14 per share                      -             -                -         (291,584)               -          (291,584)
   Other comprehensive
       income                             -             -                -                -           90,065            90,065
   Three-for-two common
       stock split                  699,301       699,301         (699,301)               -                -                 -
   Proceeds from exercise
       of stock options              45,411        45,411          207,455                -                -           252,866
Purchase of fractional
       shares                             -             -              (85)               -                -               (85)
   Reduction in income
       taxes payable resulting
       from exercise of
       stock options                      -             -          167,822                -                -           167,822
   Transfer to surplus                    -             -          199,301         (199,301)               -                 -
                                  ---------     ---------        ---------        ---------       ----------        ----------
Balance, December 31,
   1997                           2,097,916     2,097,916          107,779        9,737,976           (2,344)       11,941,327
   Net income                             -             -                -          864,549                -           864,549
   Cash dividend declared,
       $.16 per share                     -             -                -         (398,649)               -          (398,649)
    Other comprehensive
        income                            -             -                -                -           94,062            94,062
   Proceeds from issuance
        of stock                    492,857       492,857        5,736,187                -                -         6,229,044
   Proceeds from exercise
       of stock options              30,000        30,000           72,480                -                -           102,480
   Reduction in income
       taxes payable resulting
       from exercise of
       stock options                      -             -          109,789                -                -           109,789
                                  ---------     ---------        ---------        ---------       ----------        ----------
Balance, December 31,
   1998                           2,620,773     2,620,773        6,026,235       10,203,876           91,718        18,942,602
                                  =========     =========        =========       ==========       ==========        ==========

See Notes to Consolidated Financial Statements.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                         1998                  1997
                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      $      864,549       $     1,007,392
                                                                   ---------------       ---------------
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                       348,573               235,465
        Amortization                                                        78,745                78,745
        Provision for loan losses                                          728,250               173,668
        Provision for deferred taxes                                      (191,070)              (25,438)
        Tax benefits resulting from exercise of stock options              109,789               167,822
        Net realized gains on securities available for sale                 (5,060)              (19,697)
        (Increase) decrease in interest receivable                        (563,548)              146,513
        Increase in interest payable                                       350,495               155,509
        Increase (decrease) in taxes payable                                69,604              (158,565)
        Other prepaids, deferrals and accruals, net                       (479,984)             (960,132)
                                                                    ---------------       ---------------
              Total adjustments                                            445,794              (206,110)
                                                                   ---------------       ---------------
              Net cash provided by operating activities                  1,310,343               801,282
                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in interest-bearing deposits in banks             (100,000)              750,000
    (Increase) decrease in Federal funds sold                            2,450,000            (1,075,000)
    Purchases of securities available for sale                         (14,359,645)           (5,820,234)
    Proceeds from sales of securities available for sale                         -             6,798,070
    Proceeds from maturities of securities available for sale           10,194,881             9,851,858
    Purchases of securities held to maturity                              (865,364)                    -
    Proceeds from maturities of securities held to maturity              2,926,190               780,350
    Increase in loans, net                                             (76,806,986)          (26,503,501)
    Proceeds from sale of assets                                             7,500                10,000
    Purchase of premises and equipment                                  (2,722,650)           (1,496,730)
                                                                   ---------------       ---------------
              Net cash used in investing activities                    (79,276,074)          (16,705,187)
                                                                   ---------------       ---------------

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                         1998                 1997
                                                                   ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in deposits                                            $   71,831,832       $    14,243,546
    Proceeds from the issuance of stock                                  6,229,044                     -
    Proceeds from the exercise of stock options                            102,480               252,866
    Decrease in securities sold under repurchase
        agreements                                                               -            (1,475,000)
    Increase (decrease) in Federal funds purchased                       2,875,000            (1,200,000)
    Increase (decrease) in advances from
        Federal Home Loan Bank                                            (900,000)            3,100,000
    Dividends paid                                                        (398,649)             (291,584)
    Purchase of fractional shares                                                -                   (85)
                                                                   ---------------       ---------------
           Net cash provided by financing activities                    79,739,707            14,629,743
                                                                   ---------------       ---------------
Net increase (decrease) in cash and due from banks                       1,773,976            (1,274,162)
Cash and due from banks at beginning of year                             6,046,465             7,320,627
                                                                   ---------------       ---------------
Cash and due from banks at end of year                             $     7,820,441       $     6,046,465
                                                                   ===============       ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
    Cash paid during the year for:
        Interest                                                   $     5,582,753       $     3,599,055

        Income taxes                                               $       338,030       $       443,116

NONCASH TRANSACTIONS
    Unrealized gains on securities available for sale              $       156,770       $       150,109


See Notes to Consolidated Financial Statements.

                            EUFAULA BANCCORP, INC.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business

          Eufaula BancCorp, Inc. (the Company) is a bank holding company whose business is presently conducted by its wholly-owned subsidiaries, Southern Bank of Commerce in Eufaula, Alabama and First American Bank of Walton County (First American Bank) in Santa Rosa Beach, Florida. The Banks provide a full range of banking services to individual and corporate customers in Eufaula, Huntsville and Montgomery, Alabama and in northwest Florida. The Banks are subject to the regulations of certain Federal and state agencies and are periodically examined by certain regulatory authorities.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Loans (Continued)

          Loans which are delinquent 90 days or over generally are placed on nonaccrual status unless the collectibility of principal and accrued interest is assured beyond a reasonable doubt. When loans are placed on nonaccrual, all previously accrued interest is charged against interest income and further accruals are discontinued, unless a part of the previously accrued interest is considered collectible beyond a reasonable doubt. In such cases, the amount of accrued interest considered collectible is not charged off.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements

          In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company has elected to report comprehensive income in a separate financial statement titled "Statements of Comprehensive Income". SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income, including net income. This statement uses other comprehensive income to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of items previously reported directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS No. 130, the financial statements for the prior year have been reclassified to reflect application of the provisions of this statement. The adoption of this statement did not affect the Company's financial position, results of operations or cash flows.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately.

          Management has not yet determined what effect the adoption of SFAS 133 will have on the Company's earnings or financial position.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2.     SECURITIES

            The amortized cost and fair value of securities are summarized as follows:

                                                                        Gross                Gross
                                                Amortized            Unrealized            Unrealized               Fair
                                                  Cost                  Gains                Losses                 Value
                                          ------------------     ----------------     ----------------      ------------------
            Securities Available for Sale
              December 31, 1998:
              U. S. Government and agency
                securities                  $    17,601,434        $     182,351        $     (27,814)        $    17,755,971
              Mortgage-backed securities          2,746,821                9,656              (11,329)              2,745,148
                                          ------------------     ----------------     ----------------      ------------------
                                            $    20,348,255        $     192,007        $     (39,143)        $    20,501,119
                                          ==================     ================     ================      ==================

              December 31, 1997:
              U. S. Government and agency
                securities                  $    14,195,851        $      53,641        $     (61,814)        $    14,187,678
              Mortgage-backed securities          1,982,581                8,334               (4,067)              1,986,848
                                          ------------------     ----------------     ----------------      ------------------
                                            $    16,178,432        $      61,975        $     (65,881)        $    16,174,526
                                          ==================     ================     ================      ==================

                                                                           Gross                Gross
                                                   Amortized            Unrealized            Unrealized               Fair
                                                     Cost                  Gains                Losses                 Value
                                              ------------------     ----------------     ----------------      ------------------

            Securities Held to Maturity
              December 31, 1998:
              State and municipal securities    $     7,084,134        $     377,190        $           -         $     7,461,324
              Mortgage-backed securities                136,781                3,482                    -                 140,263
                                              ------------------     ----------------     ----------------      ------------------
                                                $     7,220,915        $     380,672        $           -         $     7,601,587
                                              ==================     ================     ================      ==================


              December 31, 1997:
              U. S. Government and agency
                securities                      $       749,576        $         502        $      (3,380)        $       746,698
              State and municipal securities          8,110,317              383,651                    -               8,493,968
              Mortgage-backed securities                421,848                6,235               (1,415)                426,668
                                              ------------------     ----------------     ----------------      ------------------
                                                $     9,281,741        $     390,388        $      (4,795)        $     9,667,334
                                              ==================     ================     ================      ==================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2.  SECURITIES (Continued)

         The amortized cost and fair value of securities as of December 31, 1998 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without penalty. Therefore, these securities are not included in the maturity categories in the following maturity summary.

                                              Securities Available for Sale                 Securities Held to Maturity
                                       -----------------------------------------    ----------------------------------------
                                             Amortized                Fair                Amortized               Fair
                                                Cost                  Value                 Cost                  Value
                                       -------------------    ------------------    ------------------    ------------------

           Due in one year or less        $      2,078,176       $     2,097,264       $       360,131       $       361,109
           Due from one year to five             7,831,182             7,948,447             3,062,533             3,192,573
             years
           Due from five to ten years            5,996,076             6,019,900             3,472,758             3,700,093
           Due after ten years                   1,696,000             1,690,360               188,712               207,549
           Mortgage-backed securities            2,746,821             2,745,148               136,781               140,263
                                       -------------------    ------------------    ------------------    ------------------
                                          $     20,348,255       $    20,501,119       $     7,220,915       $     7,601,587
                                       ===================    ==================    ==================    ==================

         Securities with a carrying value of $16,306,784 and $11,787,849 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes. Following is a summary of gross realized gains and gross realized losses recognized on sales of securities for the years ended December 31, 1998 and 1997:

                                                                                1998                1997
                                                                           -------------      ---------------
            Gross realized gains on sales of securities                     $       5,060        $     29,555
            Gross losses on sales of securities                                         -              (9,858)
                                                                           --------------     ---------------
            Net realized gains on sales of securities available for sale    $       5,060        $     19,697
                                                                           ==============     ===============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

         The composition of loans is summarized as follows:

                                                                                December 31,
                                                               ---------------------------------------------
                                                                       1998                      1997
                                                               --------------------       ------------------
            Commercial, financial and agricultural                $      19,471,829          $    11,728,011
            Real estate - construction                                   31,357,577                3,253,356
            Real estate - mortgage                                       76,876,812               49,127,513
            Consumer                                                     27,739,895               14,694,075
            Other                                                            88,649                   13,498
                                                               --------------------       ------------------
                                                                        155,534,762               78,816,453
            Unearned income                                                (225,766)                (212,829)
            Allowance for loan losses                                    (1,388,872)                (762,236)
                                                               --------------------       ------------------
            Loans, net                                            $     153,920,124          $    77,841,388
                                                               ====================       ==================

          Changes in the allowance for loan losses for the years ended December 31 are as follows:

                                                                                December 31,
                                                               ---------------------------------------------
                                                                       1998                      1997
                                                               -------------------       -------------------
            Balance, beginning of year                            $        762,236          $        656,256
               Provision charged to operations                             728,250                   173,668
               Loans charged off                                          (120,849)                  (82,046)
               Recoveries of loans previously charged off                   19,235                    14,358
                                                               -------------------       -------------------
            Balance, end of year                                  $      1,388,872          $        762,236
                                                               ===================       ===================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

         The Company has granted loans to certain directors, executive officers, and related entities of the Company and the Banks. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the years ended December 31 were as follows:

                                                                        1998                     1997
                                                                 ------------------      -------------------


            Balance, beginning of year                              $     3,882,806         $      2,630,728
               Advances                                                   4,816,633                3,649,877
               Repayments                                                (4,969,647)              (2,397,799)
               Change in director(s)                                        (71,080)                       -
                                                                 ------------------      -------------------
            Balance, end of year                                    $     3,658,712         $      3,882,806
                                                                 ==================      ===================


NOTE 4.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                                                  December 31,
                                                                  ------------------------------------------
                                                                         1998                     1997
                                                                  ------------------      ------------------
            Land and buildings                                       $     4,402,870         $     3,027,225
            Equipment                                                      2,362,920               1,676,093
            Construction in progress                                         927,173                 336,089
                                                                  ------------------      ------------------
                                                                           7,692,963               5,039,407
            Accumulated depreciation                                      (1,661,546)             (1,374,978)
                                                                  ------------------      ------------------
                                                                     $     6,031,417         $     3,664,429
                                                                  ==================      ==================

         Depreciation expense for the years ended December 31, 1998 and 1997 was $348,573 and $235,465, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


NOTE 5.  EMPLOYEE BENEFIT PLANS

          The subsidiary banks have noncontributory profit-sharing plans covering all employees, subject to certain minimum age and service requirements. The contribution for the years ended December 31, 1998 and 1997 was $63,148 and $68,000, respectively.

          The Company provides a nonqualified Employee Stock Purchase Plan, including employees of both subsidiary banks. The primary purpose is to enable the employees to participate in the ownership of the Company. An employee who has been employed on a full time basis for one year or more is eligible for the Plan. Employees can contribute from five to seven percent of their compensation, depending on years of service. The banks contribute an amount equal to 50% of the employee's contribution. Contributions are used to purchase shares of Eufaula BancCorp, Inc. common stock. The contribution for the years ended December 31, 1998 and 1997 was $15,507 and $13,732, respectively.

          The Company has a nonqualified Stock Purchase Plan for directors. The primary purpose is to enable the directors to participate in the ownership of the Company. All directors are eligible for the Plan. A director can contribute in increments of $50 not to exceed $200 per month. The Banks contribute an amount equal to 50 percent of the director's contribution. Contributions to the Plan are used to purchase shares of Eufaula BancCorp, Inc. common stock. The contributions for the years ended December 31, 1998 and 1997 were $36,500 and $19,300, respectively.


NOTE 6.   DEFERRED COMPENSATION PLAN

          During 1996, Southern Bank of Commerce modified its indexed deferred compensation plan for certain executive officers and directors. The Plan is designed to provide supplemental retirement benefits and supersedes the existing deferred compensation plan. Aggregate compensation expense under the plan was $18,570 and $16,517 for 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------



NOTE 7.   DEPOSITS

          At December 31, 1998, the scheduled maturities of time deposits are as follows:

             1999                                                          $  59,061,810
             2000                                                             24,043,172
             2001                                                              4,740,564
             2002                                                                941,663
             2003                                                              3,720,419
             Later years                                                               -
                                                                           -------------
                                                                           $  92,507,628
                                                                           =============

NOTE 8.   OTHER BORROWINGS

          Other borrowings consist of the following:

                                                                                           December 31,
                                                                            ----------------------------------------
                                                                                      1998                   1997
                                                                            -----------------      -----------------

                   Advances from Federal Home Loan Bank with interest at a     $            -         $    2,500,000
                      fixed rate of 6.58% due on March 14, 1999.
                   Advances from Federal Home Loan Bank with interest at            2,200,000                600,000
                      adjustable rates (currently at 5.15% at December 31,
                      1998) due on November 29, 1999.
                                                                            -----------------      -----------------
                                                                               $    2,200,000         $    3,100,000
                                                                            =================      =================

          The advances from the Federal Home Loan Bank are collateralized by the pledging of first mortgage loans on one to four family residences.


NOTE 9.   INCOME TAXES

          The provision for income taxes consists of the following:

                                                                                            December 31,
                                                                            -----------------------------------------
                                                                                      1998                    1997
                                                                            -----------------       -----------------

                   Current                                                     $      407,634          $      284,551
                   Benefit from exercise of stock options                             109,789                 167,822
                   Deferred                                                          (191,070)                (25,438)
                                                                            -----------------       -----------------
                      Provision for income taxes                               $      326,353          $      426,935
                                                                            =================       =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------------



NOTE 9.   INCOME TAXES (Continued)

          The Company's provision for income taxes differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                                     December 31,
                                                   -----------------------------------------------------------------------------
                                                                      1998                                      1997
                                                   ---------------------------------------      --------------------------------
                                                          Amount                Percent                Amount            Percent
                                                   -----------------      ----------------      ----------------      ----------

                   Tax provision at statutory rate    $      404,907              34%              $     487,670          34%
                   Tax-exempt interest                      (125,223)            (11)                   (136,615)         (10)
                   Amortization                               26,773               2                      26,773            2
                   State income taxes, net                    45,572               4                      45,748            3
                   Other items, net                          (25,676)             (2)                      3,359            1
                                                   -----------------      ----------------      ----------------      ----------
                      Provision for income taxes      $      326,353              27%              $     426,935           30%
                                                   =================      ================      ================      ==========

          The components of deferred income taxes are as follows:

                                                                                          December 31,
                                                                           ---------------------------------------
                                                                                   1998                  1997
                                                                           -----------------     -----------------
                  Deferred tax assets:
                     Loan loss reserves                                       $      314,688        $      101,886
                     Deferred compensation                                           112,973                93,989
                     Accounting for other real estate                                      -                 1,582
                     Unrealized losses on securities available for sale                    -                 1,563
                     Stock options                                                         -                 5,574
                     Other items                                                       7,019                     -
                                                                           -----------------     -----------------
                                                                                     434,680               204,594
                                                                           -----------------     -----------------

                  Deferred tax liabilities:
                     Depreciation and amortization                                   130,629               110,116
                     Accretion                                                         6,765                 5,164
                     Other items                                                      18,465                     -
                     Unrealized gains on securities available for sale                61,146                     -
                                                                           -----------------     -----------------
                                                                                     217,005               115,280
                                                                           -----------------     -----------------

                  Net deferred tax assets                                     $      217,675        $       89,314
                                                                           =================     =================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 10.  STOCK OPTIONS

          Prior to 1995, the Company entered into or assumed liability for various nonqualified stock option agreements with key employees. During 1995, the Company adopted the 1994 Stock Option Plan whereby the Company may grant options to certain key employees to purchase up to 600,000 shares of the Company's $1 par value common stock at an option price of $4 per share. During 1996, the Plan was amended to include the directors of the Company. As of December 31, 1998, options that had been granted to five key employees and two directors to purchase a total of 271,000 shares of common stock were outstanding.

          A summary of information relating to the stock option plans at December 31, 1998 and 1997 and changes during the years ended on those dates is as follows:

                                                                     December 31,
                                            ------------------------------------------------------
                                                       1998                          1997
                                            -----------------------     --------------------------
                                                          Weighted-                      Weighted-
                                                           Average                        Average
                                                          Exercise                       Exercise
                                                Number      Price           Number        Price
                                             ----------   ---------      ----------    ------------

      Under option, beginning of year          297,000    $    5.27       402,000        $  3.83
        Granted                                  4,000        13.50        75,000           9.27
        Exercised                              (30,000)        3.42       (68,117)          3.27
        Forfeited                                    -            -      (111,883)          4.00
                                              --------                   ---------
      Under option, end of year                271,000         5.60       297,000           5.27
                                              ========                   =========
      Exercisable at end of year                89,500                     84,000
                                              ========                   =========
      Available for grant at end of year             -                    165,000
                                              ========                   =========
      Weighted average fair value per option
        of options granted during the year       10.48                       3.38
                                              ========                   =========

Additional information about options outstanding at December 31, 1998 is as follows:

                                     Options Outstanding                                   Options Exercisable
                  -------------------------------------------------------------     -------------------------------
                                                   Weighted-         Weighted-                            Weighted-
      Range of                                      Average          Average                               Average
      Exercise                Number              Contractual        Exercise             Number          Exercise
       Prices               Outstanding          Life in Years        Price            Outstanding          Price
   ------------          --------------       ----------------    ------------      ---------------    ------------
      $    4.00               120,000                4.00         $    4.00                 60,000     $       4.00
           4.00                72,000                6.00              4.00                 18,000             4.00
           9.00                45,000                9.00              9.00                  4,500             9.00
           9.67                30,000                9.00              9.67                  3,000             9.67
          13.50                 4,000                4.00             13.50                  4,000            13.50
                              -------                                                       ------
                              271,000                5.92              5.60                 89,500             4.87
                              =======                                                       ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


================================================================================



NOTE 10.  STOCK OPTIONS (Continued)

          As permitted by SFAS No. 123, "Accounting for Stock-based Compensation", the Company recognizes compensation cost for stock-based employee awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recognized no compensation cost for stock-based employee compensation for the years ended December 31, 1998 and 1997 because the exercise price is equal to the fair value of the stock at the grant date. If the Company had recognized compensation cost in accordance with SFAS No. 123, net income and net income per share would have been reduced as follows:

                                                               December 31,
                                          --------------------------------------------------------
                                                   1998                            1997
                                          ------------------------    ----------------------------
                                                          Basic                            Basic
                                                           Net                              Net
                                             Net          Income            Net           Income
                                            Income      Per Share         Income         Per Share
                                          ----------  ------------    ------------    ------------

      As reported                          $ 864,549      $  0.35      $ 1,007,392         $  0.48
      Stock based compensation, net of
        related tax effect                   (52,762)       (0.02)               -               -
                                           ---------      -------      -----------         -------
             As adjusted                   $ 811,787      $  0.33      $ 1,007,392         $  0.48
                                           =========      =======      ===========         =======
                                                               December 31,
                                          --------------------------------------------------------
                                                    1998                          1997
                                          ------------------------    ----------------------------
                                                         Diluted                          Diluted
                                                           Net                              Net
                                             Net          Income            Net           Income
                                           Income       Per Share         Income         Per Share
                                          ----------  ------------    ------------    ------------

      As reported                          $ 864,549      $  0.33      $ 1,007,392         $  0.45
      Stock based compensation, net of
        related tax effect                   (52,762)       (0.02)               -               -
                                           ---------      -------      -----------         -------
             As adjusted                   $ 811,787      $  0.31      $ 1,007,392         $  0.45
                                           =========      =======      ===========         =======

The fair value of the options granted in 1998 was based upon the discounted value of future cash flows of the options using the following assumptions:

      Risk-free interest rate                                               5.12%
      Expected life of the options                                          5 years
      Expected dividends (as a percent of the fair value of the stock)      1.49%
      Expected volatility                                                  15.81%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 11.  EARNINGS PER COMMON SHARE

          The following is a reconciliation of net income (the numerator) and the weighted average shares outstanding (the denominator) used in determining basic and diluted earnings per share:

                                           Year Ended December 31, 1998
                                   ------------------------------------------
                                        Income         Shares       Per Share
                                      (Numerator)   (Denominator)    Amount
                                   ---------------  --------------  ---------

      Basic earnings per share

        Net income                    $   864,549       2,489,815   $    0.35
                                                                    =========

      Effect of dilutive securities

        Stock options                           -         158,905
                                      -----------       ---------

      Dilutive earnings per share

        Net income                    $   864,549       2,648,720   $    0.33
                                      ===========       =========   =========

                                            Year Ended December 31, 1997
                                   --------------------------------------------
                                         Income          Shares       Per Share
                                       (Numerator)    (Denominator)    Amount
                                   ----------------  --------------  ----------

      Basic earnings per share

        Net income                    $   1,007,392       2,082,715   $    0.48
                                                                      =========

      Effect of dilutive securities

        Stock options                             -         158,464
                                      -------------      ----------

      Dilutive earnings per share

        Net income                    $   1,007,392       2,241,179   $    0.45
                                      =============      ==========   =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 12.     COMMITMENTS AND CONTINGENT LIABILITIES

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

             The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                           December 31,
                                              --------------------------------------
                                                      1998                 1997
                                              -----------------    -----------------

      Commitments to extend credit               $   41,461,101       $   19,518,373
      Loans sold with recourse                          431,750            1,646,904
      Standby letters of credit                       2,435,424            1,352,889
                                              -----------------    -----------------
                                                 $   44,328,275       $   22,518,166
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================




NOTE 12.  COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

          In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.


NOTE 13.  YEAR 2000

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Systems that do not properly recognize such information could generate erroneous data or cause systems to fail. The Company is heavily dependent on computer processing and telecommunication systems in their daily conduct of business activities. In addition, the Company must rely on intermediaries, vendors and customers to appropriately modify their systems in order that all may continue normal operations and operate without significant disruptions. The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company presently believes that, with modifications to its computer systems and conversions to new systems, the Year 2000 issue will not pose significant operational problems for the Company or have a material adverse effect on future operating results. However, absolute assurance cannot be given that;
          (1) the modifications and conversions will remedy all deficiencies,
          (2) failure of any of the Company's systems will not have a material impact on operations, or (3) failure of any other companies' systems with whom the Company conducts business will not have a material impact on operations.


NOTE 14.  CONCENTRATIONS OF CREDIT

          The Company's subsidiaries make agricultural, agribusiness, commercial, residential and consumer loans to customers primarily in the market areas described in Note 1. A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the business economy in the above areas.

          Seventy percent (70%) of the Company's loan portfolio is concentrated in real estate loans, of which 20% consists of construction loans. A substantial portion of these loans are secured by real estate in the Company's primary market area. In addition, a substantial portion of the other real estate owned is located in those same markets. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================




NOTE 15.  REGULATORY MATTERS

          The Company is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1998, approximately $2,761,000 of retained earnings were available for dividend declaration without regulatory approval.

          The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

          Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, the Company and the Banks meet all capital adequacy requirements to which it is subject.

          As of December 31, 1998, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Banks' category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



================================================================================



NOTE 15.  REGULATORY MATTERS (CONTINUED)

          The Company and Banks' actual capital amounts and ratios are presented in the following table.

                                                                                               To Be Well
                                                                      For Capital            Capitalized Under
                                                                        Adequacy             Prompt Corrective
                                           Actual                       Purposes             Action Provisions
                                   ----------------------------------------------------------------------------
                                        Amount       Ratio        Amount       Ratio         Amount       Ratio
                                   --------------   -------     -----------   ---------   -----------   -------
  As of December 31, 1998
      Total Capital
      (to Risk Weighted Assets):
      Consolidated                    $18,822,635   12.17%      $12,377,502    8.00%      $15,471,877   10.00%
      Southern Bank of
        Commerce                      $12,470,289   11.78%      $ 8,471,279    8.00%      $10,589,099   10.00%
      First  American Bank            $ 5,652,569   11.36%      $ 3,980,020    8.00%      $ 4,975,024   10.00%
      Tier I Capital
      (to Risk Weighted Assets):
      Consolidated                    $17,459,721   11.28%      $ 6,188,751    4.00%      $ 9,283,126    6.00%
      Southern Bank of
        Commerce                      $11,491,966   10.85%      $ 4,235,639    4.00%      $ 6,353,459    6.00%
      First  American Bank            $ 5,267,978   10.59%      $ 1,990,010    4.00%      $ 2,985,015    6.00%
      Tier I Capital
      (to Average Assets):
      Consolidated                    $17,459,721    9.14%      $ 7,639,153    4.00%      $ 9,548,942    5.00%
      Southern Bank of
        Commerce                      $11,491,966    8.98%      $ 5,120,680    4.00%      $ 6,400,850    5.00%
      First  American Bank            $ 5,267,978    8.19%      $ 2,574,120    4.00%      $ 3,217,650    5.00%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 15.  REGULATORY MATTERS (CONTINUED)

                                                                                                       To Be Well
                                                                            For Capital             Capitalized Under
                                                                              Adequacy              Prompt Corrective
                                                   Actual                     Purposes              Action Provisions
                                         ------------------------    -----------------------    ------------------------
                                             Amount       Ratio         Amount       Ratio         Amount       Ratio
                                         ------------  ----------    -----------  ----------    -----------  -----------
       As of December 31, 1997
         Total Capital
         (to Risk Weighted Assets):
         Consolidated                  $   11,208,977      14.03%      $6,390,898    8.00%       $7,988,623       10.00%
         Southern Bank of
           Commerce                    $    7,848,969      13.91%      $4,513,819    8.00%       $5,642,274       10.00%
         First  American Bank          $    2,985,802      12.76%      $1,871,420    8.00%       $2,339,274       10.00%
         Tier I Capital
         (to Risk Weighted Assets):
         Consolidated                  $   10,471,419      13.11%      $3,195,449    4.00%       $4,793,174        6.00%
         Southern Bank of
           Commerce                    $    7,289,534      12.92%      $2,256,910    4.00%       $3,385,364        6.00%
         First American Bank           $    2,807,679      12.00%      $  935,710    4.00%       $1,403,565        6.00%
         Tier I Capital
         (to Average Assets):
         Consolidated                  $   10,471,419       9.20%      $4,611,564    4.00%       $5,764,455        5.00%
         Southern Bank of
           Commerce                    $    7,289,534       8.73%      $3,339,680    4.00%       $4,174,600        5.00%
         First  American Bank          $    2,807,679       8.44%      $1,330,680    4.00%       $1,663,350        5.00%

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow methods. Those methods are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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


NOTE 16.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

          Deposits:

           The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow methods, using interest rates currently being offered on certificates.

         Other Borrowings:

          The carrying amounts of Federal funds purchased and advances from Federal Home Loan Bank approximate their fair value.

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

          The estimated fair values of the Company's financial instruments were as follows:

                                                        December 31, 1998                    December 31, 1997
                                                --------------------------------     --------------------------------
                                                   Carrying              Fair            Carrying            Fair
                                                    Amount               Value            Amount             Value
                                                --------------        ----------     --------------       -----------
      Financial assets:
        Cash and due from banks,
        interest-bearing deposits with
        banks and Federal funds sold             $   7,820,441     $   7,820,441      $   8,496,465     $   8,496,465
        Securities available for sale               20,501,119        20,501,119         16,174,526        16,174,526
        Securities held to maturity                  7,220,915         7,601,587          9,281,741         9,667,334
        Loans                                      153,920,124       154,952,743         77,841,388        78,280,325

      Financial liabilities:
        Deposits                                   176,440,516       182,255,135        104,608,684       105,192,522
        Federal funds purchased                      2,875,000         2,875,000                  -                 -
        Other borrowings                             2,200,000         2,200,000          3,100,000         3,100,000

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 17.  PARENT COMPANY FINANCIAL INFORMATION

          The following information presents the condensed balance sheets, statements of income and cash flows of Eufaula BancCorp, Inc. as of and for the years ended December 31, 1998 and 1997:

                           CONDENSED BALANCE SHEETS

                                                                      1998                1997
                                                                  --------------     ---------------
   Assets
     Cash                                                          $     817,838      $      114,799
     Investment in subsidiaries                                       16,851,662          10,092,538
     Other assets                                                      1,391,163           1,823,937
                                                                   -------------      --------------

           Total assets                                            $  19,060,663      $   12,031,274
                                                                   =============      ==============

     Liabilities, other                                            $     118,061      $       89,947
                                                                   -------------      --------------

     Shareholders' equity                                             18,942,602          11,941,327
                                                                   -------------      --------------

           Total liabilities and shareholders' equity              $  19,060,663      $   12,031,274
                                                                   =============      ==============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 17.    PARENT COMPANY FINANCIAL INFORMATION (Continued)

                        CONDENSED STATEMENTS OF INCOME

                                                                          1998               1997
                                                                     --------------     --------------

      Income, dividends from subsidiaries                             $      85,000      $     690,000
                                                                     --------------      -------------

      Expense
        Salaries and benefits                                               170,415            158,673
        Amortization                                                         78,745             78,745
        Legal and professional                                               59,046            102,763
        Other expense                                                       273,910            204,562
                                                                     --------------      -------------
                Total expense                                               582,116            544,743
                                                                     --------------      -------------

                Income (loss) before income tax benefits and equity
                  in undistributed income of subsidiaries                  (497,116)           145,257

      Income tax benefits                                                   196,603            170,141
                                                                     --------------      -------------

                Income (loss) before equity in undistributed
                  income of subsidiaries                                   (300,513)           315,398

      Equity in undistributed income of subsidiaries                      1,165,062            691,994
                                                                     --------------      -------------

                Net income                                            $     864,549      $   1,007,392
                                                                     ==============      =============

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 17.    PARENT COMPANY FINANCIAL INFORMATION (Continued)

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                          1998               1997
                                                                     --------------     ---------------
       CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                   $      864,549       $   1,007,392
                                                                     --------------       -------------
        Adjustments to reconcile net income to net
          cash provided by operating activities:
          Amortization                                                       78,745              78,745
          Tax benefits resulting from exercise of stock options             109,789             167,822
          Undistributed income of subsidiaries                           (1,165,062)           (691,994)
          (Increase) decrease in taxes receivable                           340,454            (334,585)
          Increase (decrease) in taxes payable                               13,231                   -
          Provision for deferred taxes                                        5,574              11,521
          Other prepaids, deferrals and accruals, net                        22,884             (33,018)
                                                                     --------------       -------------
                Total adjustments                                          (594,385)           (801,509)
                                                                     --------------       -------------

                Net cash provided by operating activities                   270,164             205,883
                                                                     --------------       -------------
        CASH FLOWS FROM INVESTING ACTIVITIES
         Contribution of capital to subsidiary banks                     (5,500,000)           (250,000)
                                                                     --------------       -------------

             Net cash used in investing activities                       (5,500,000)           (250,000)
                                                                     --------------       -------------
        CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from exercise of stock options                            102,480             252,866
         Proceeds from sale of stock                                      6,229,044                   -
         Purchase of fractional shares                                            -                 (85)
         Dividends paid                                                    (398,649)           (291,584)
                                                                     --------------       -------------

                Net cash provided by (used in) financing activities       5,932,875             (38,803)
                                                                     --------------       -------------

      Net increase (decrease) in cash                                       703,039             (82,920)

      Cash at beginning of year                                             114,799             197,719
                                                                     --------------       -------------

      Cash at end of year                                            $      817,838       $     114,799
                                                                     ==============       =============