Form 10QSB
period 1999-03-31
EUFAULA BANCORP INC
filed 1999-05-13
CIK 836043

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB

Mark one
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended    March 31, 1999
                                             --------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

           For the transition period from ___________ to ___________

                      Commission File Number:   33-23062



                           Eufaula BancCorp, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                           63-0989868
--------------------------------                          -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)


                Post Office Box 1269,   Eufaula, Alabama  36072
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of common equity, as of March 31, 1999-----2,620,773
                                   ----------------------------

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES

                                     INDEX

Part I.                                                             Page No.

Item 1.  Financial Information

         Consolidated Balance Sheet--March 31, 1999                    3.

         Consolidated Statements of Income & Comprehensive Income
         three months ending March 31, 1999 and 1998.                  4.

         Consolidated Statements of Cash Flows;
         three Months ended  March 31, 1999 and 1998.                  5.

         Note to Consolidated Financial Statements                     6.

Item 2.  Management's discussion and analysis of financial
         condition and results of operations; three months
         ending March 31, 1999 and 1998.                            7. - 9.

         Signature Page                                               10.

Part II. Other Information

Item 4.  Any matter submitted to the security holders for a vote      11.

Item 6.  Exhibits and reports on Form 8-K
         (a)  Exhibits:
              Loan Composition Summary                                12.
              Loans over 90 days past due and non accrual loans
              Allowance for Loan Loss analysis                        12.
              Changes in Equity Capital                               13.
              Calculation of Net Income Per Share                     14.

         (b)  Report of Form 8-K
              NONE

Item 1 - Part 1 - Financial Information


                     EUFAULA BANCCORP, INC. &  SUBSIDIARIES
                           Consolidated Balance Sheet
                                 March 31, 1999
                                  (unaudited)
                             (Dollars in Thousands)

ASSETS
------

  Cash & Due from Banks                              $  8,778
  Interest bearing deposits in banks                       54
 Investment Securities:
  Held to maturity                                      6,973
  Available for Sale at est. market value              20,579
   Federal Funds Sold                                   1,600
  Loans                                               180,368
     Less Allowance for loan losses                     1,682
                                                     --------
                                                      178,686
 Premises & Equipment, Net                              6,287
      Intangible Assets                                 1,372
      Other Assets                                      4,530
                                                     --------

       TOTAL ASSETS                                  $228,859
                                                     ========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

  Deposits:
     Non interest-bearing demand                     $ 27,678
     Interest-bearing Demand                           58,175
     Savings                                            5,227
     Time Deposits                                    105,852
                                                     --------
  TOTAL DEPOSITS                                     $196,932
  Federal Funds Purchased                               6,150
  Other Borrowings                                      5,000
  Other Liabilities                                     1,809
  TOTAL LIABILITIES                                  $209,891
  STOCKHOLDERS' EQUITY
  Common Stock, par value $15,000,000
   shares authorized: 2,620,773 shares issued           2,621
  Surplus                                               6,026
  Retained Earnings                                    10,319
  Accumulated other comprehensive income                    2
                                                     --------

  Total Equity                                       $ 18,968
                                                     --------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $228,859
                                                     ========

            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
             Three Months Ended March 31, l999 and  March 31, 1998
                                  (unaudited)
                (Dollars in Thousands, except per share amounts)


                                                                     1999         1998
Interest Income
     Interest & fees on loans                                        $3,785       $2,073
     Interest on Federal Funds Sold                                     -0-           48
     Interest on interest-bearing deposits                                1            9
     Interest on taxable securities                                     325          286
     Interest on not-taxable securities                                  98          112
                                                                     ------       ------
                                                                     $4,209       $2,528
Interest Expense
     Interests on deposits                                           $1,855       $1,087
     Interest on Federal Funds Purchased/
       Other Borrowed Funds                                              68           52
     Net interest income                                             $2,286       $1,389

Provision for loan losses                                               309           83
Net interest income after
 provision for loan losses                                           $1,977       $1,306
Other Operating Income
      Service Charges on deposit accounts                               224          180
      Security Gains                                                    -0-          -0-
      Other Income                                                      216          151
                                                                     ------       ------
                                                                        440          331
Other operating expenses
      Salaries & Other Employee Benefits                             $1,150       $  773
      Occupancy & Equipment expenses                                    250          202
Other operating expense                                                 683          528
                                                                     ------       ------
                                                                     $2,083       $1,503

Income before taxes                                                  $  334       $  134
      Applicable Income Taxes                                           109           31

Net Income after Taxes                                               $  225       $  103
                                                                     ======       ======
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) arising during period               (89)          25
  Less: reclassification adjustment for gains included in net
  income                                                                -0-          -0-
                                                                     ------       ------
Comprehensive Income                                                 $  136       $  128
Income per common share - Basic                                      $ .086       $ .049

Income per common share - Diluted                                    $ .082       $ .045

Average Shares outstanding                                        2,741,312    2,298,743

Cash dividends per share of common stock                             $.0425       $  .04

The accompanying note is an integral part of these consolidated financial statements.

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              Three Months Ended March 31, 1999 and March 31, 1998
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                         1999            1998
                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                                          $    225        $    103

 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation & amortization                                            114              80
   Provision for loan losses                                              293              83
   Securities gains                                                       -0-             -0-
   (Increase) decrease in interest receivable                               9             104
   Increase in interest payable                                            94              20
   Other prepaid, deferrals and accruals, net                             875             870
                                                                     --------        --------

     Net cash provided by operating activities                       $  1,610        $  1,260

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sales & maturities of investment
  securities                                                         $    888        $  1,288
 Purchase of investment securities                                        -0-          (2,023)
 Net decrease in Federal Funds sold                                    (1,600)         (1,250)
 Net (increase) decrease in bank-owned deposits                            74            (189)
 Net increase in loans                                                (25,059)        (10,968)
 Purchase of property & equipment                                        (381)           (240)
                                                                     --------        --------

 Net cash provided by investing activities                           $(26,078)       $(13,382)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                 $ 19,416        $ 13,324
 Net increase (decrease) in Fed Funds purchased                         1,075             400
Net increase from issue of new stock                                      -0-             -0-
 Net increase (decrease) in other borrowings                            5,000            (600)
 Proceeds from exercise of stock options                                  -0-              52
 Dividends paid                                                          (111)            (84)
                                                                     --------        --------
 Net cash used in financing activities                               $ 25,380        $ 13,092

 Net increase (decrease) in cash and due from banks                       912             970
 Cash & due from banks, beginning of period                             7,920           6,046

 Cash & due from banks, end of period                                $  8,832        $  7,016
                                                                     ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during period for:
  Interest                                                           $  1,923        $  1,151

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

         The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

The Company's quarterly report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "estimate", "expect", "intend", "anticipate" and similar expressions and variations thereof identify certain of such forward-looking statements, which speak only as of the dates which they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------
As of March 31, 1999, Eufaula BancCorp, Inc.'s total assets had increased 71% over March of 1998, from $134,068,000 to $228,859,000. In the asset category total investments decreased 3% from $30,081,000 in March of 1998 to $29,206,000 in March of 1999. This decrease in the investment portfolio was the result of loan growth of the branch operations of Southern Bank of Commerce and First American Bank. Net loans increased from $88,726,000 in March of 1998 to $178,686,000 in March of 1999, a 101% increase. The Huntsville branch of Southern Bank of Commerce was not operational in March of 1998 and in March of 1999 Huntsville had total loans of $46,644,000. In addition, the Florida subsidiary, First American Bank of Walton County had loans increase from $30,231,000 to $58,198,000. Goodwill decreased 6% from $1,450,000 to $1,372,000 and no additional goodwill has been placed on the books since the purchase of First American Bank of Walton County.

Total Deposits increased 67% from $117,933,000 to $196,932,000. Again, the majority of this increase comes from the branch operations that became fully functional in the fall of 1997 and spring of 1998. Deposits in Montgomery in March of 1999 totaled $33,218,000 and in Huntsville $29,929,000. Deposits increased at First American Bank of Walton County from $40,320,000 in March of 1998, to $63,928,000 in March of 1999.

Total Capital increased 58% from $12,037,000 in March of 1998 to $18,968,000 in March of 1999. The largest part of the increase in capital was due to a stock offering, on April 27, 1998, of 492,857 shares of stock, with net proceeds of $13.02 per share for a total capital injection of $6,417,000. This increase in capital was needed because of the rapid growth in assets at both the Montgomery and Huntsville operations and in the First American Bank of Walton County. The stock issue came out at $14.00 a share and is currently trading in the $11.00 range.

The growth of the branch operations at both Southern Bank of Commerce and First American Bank of Walton County has been very expensive and has had a substantial impact on earnings. Total interest income at $4,209,000 is up 66% over interest income for March 31, 1998, of $2,528,000. Noninterest income is $440,000 up 33% from the $331,000 in noninterest income for the first three months of 1998. Total income of $4,649,000 was up 63% over first quarter 1998 total income of $2,859,000. Total interest expense at $1,923,000 is up 69% over the $1,139,000 for the first three months of 1998. Salaries and benefits at $1,150,000 are up 49% over the $773,000 in salaries and benefits through the first three months of 1998. The increase in interest expense is the result of the deposit gathering functions of the two operations in Montgomery and Huntsville. The salaries and benefits are also due to the increased personnel that have been hired in these operations at both executive and staffing levels. The Huntsville operation, which opened during the second quarter of 1998, had to be completely staffed with a cadre of one president, two vice-presidents, and several staff people. As a result of the tremendous loan growth that Eufaula BancCorp has experienced and of our commitment to keep a loan loss reserve at a minimum of 1%, our monthly loan loss contribution is presently $100,000 for the entire holding company. Therefore, the provision for loan losses for the first three months of 1999, is up $226,000.00 or 272%.

ASSET QUALITY
-------------
Although total loans have increased significantly, the quality of loans remains good. This is the result of subsidiary banks adhering to strict credit standards as stated in the loan policy.

During the past year a Credit Administrator has been hired to review all loan requests over $50,000.00. On a weekly basis, loans over $1,000,000 but less than $2,000,000 are presented to an officer loan committee made up of the Presidents of subsidiaries, the Loan Administrator and the Pres./CEO of the Holding Company. This committee reviews and discusses all aspects of the loan requests before the loan is approved.

In order to assure the quality of loans, Carrier & Company, a consulting firm, has been engaged to perform an annual review of all large loans.

Due to rapid loan growth, the Allowance for Bad Debts is below the targeted 1.00% of loans. However, $100,000.00 is presently being expensed to this account monthly, which should result in reaching the 1% level by June, 1999.

Management feels that the majority of loans are well collateralized, and foresees no significant loan losses. Agriculture is a major industry in this market; however agriculture loans are only 2.32% of total loans.

The Board of Directors, as well as Senior Management, is committed to keeping the quality of loans at a high level.

LIQUIDITY
---------
As of March 31, 1999, the liquidity ratio was 21 %. Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities. Management has developed a plan, and is committed to, increasing the liquidity ratio to 25% by 6-30-99. This will be accomplished by increasing deposits and/or selling loans. Liquidity is actively monitored on a daily basis.

CAPITAL
-------
Both the leverage capital ratio and the risk-based capital ratio are above the minimum requirements.

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

During the Assessment Phase, the Institution established a high-level plan that required completing its Y2K test plan by June 30, 1998. This document was reviewed by the Board on July 14, 1998. Testing of mission critical software was completed on March 30, 1999.

During the 2nd week of November, 1998, bank staff tested the Data Center in Ft.Walton Beach, Fl., and found it to be in compliance.

The cost associated with Y2K is anticipated being no more than $50,000.00.

Eufaula BancCorp, Inc.'s Board of Directors has adopted a Contingency Plans should there be system failures due to this problem.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE: 5-4-99                          EUFAULA BANCCORP, INC.
      ------

                                      BY: /s/ Greg Faison
                                          -------------------------------------
                                          Greg Faison, President


                                      BY: /s/ Gloria A. Hagler
                                          -------------------------------------
                                          Gloria A. Hagler, Secretary/Treasurer

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