Form 10QSB
period 1999-06-30
EUFAULA BANCORP INC
filed 1999-08-12
CIK 836043

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

Mark one
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999
                                                -------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from ___________  to ___________

                      Commission File Number:   33-23062


                            EUFAULA BANCCORP, I
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                      63-0989868
           --------                                      ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                 Post Office Box 1269, Eufaula, Alabama 36072
                 --------------------------------------------
                   (Address of principal executive offices)

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

Yes  [X]        No  [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 1999 - 2,620,773
                             ---------

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES


                                     INDEX

Part I                                                                 Page No.

Item 1    Financial Information

          Consolidated Balance Sheet--June 30, 1999                      3

          Consolidated Statements of Income & Comprehensive Income
          Three and Six Months ending June 30, 199 and 1998.             4 & 5

          Consolidated Statements of Cash Flows
          Six Months Ended June 30, 1999 and 1998.                       6

          Note to Consolidated Financial Statements                      7

Item 2    Management's discussion and analysis of financial
          condition and results of operations. Three and six
          months ending June 30, 1999 and 1998.                          8 - 10

          Signature Page                                                10

Part II   Other Information

Item 6    Exhibits and reports on Form 8-K
 .
          (a) Exhibits:
              Loan Composition Summary                                  12
              Loans over 90 days past due and non accrual loans
              Allowance for Loan Loss analysis                          12
              Changes in Equity Capital                                 13
              Calculation of Net Income Per Share                       13 - 14

          (b) Report of Form 8-K                                       NONE

                     EUFAULA BANCCORP, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1999
                                  (Unaudited)
                            (Dollars in Thousands)

ASSETS
Cash and Due From Banks                                $  8,817
Interest Bearing Deposits In Banks                           55
Federal Funds Sold                                        2,050

Securities:
Held To Maturity                                          7,308
Available For Sale                                       19,832

Loans                                                   197,824
Less Allowance For Loan and Lease Losses                  2,038
                                                       --------
                                                        195,786
Premises and Equipment
Intangible Assets                                         6,376
Other Assets                                              1,352
                                                          3,860
TOTAL ASSETS                                           --------

                                                        245,436
LIABILITIES                                            ========

Deposits:

Non-Interest Bearing Deposits
Savings and Interest Bearing Demand                      26,974
Time Deposits                                            67,399
                                                        122,608
Total Deposits                                         --------

Federal Funds Purchased                                 216,981
Other Borrowings
Other Liabilities                                         6,225
                                                          1,000
Total Liabilities                                         2,162
                                                       --------

CAPITAL ACCOUNTS                                        226,368

Common Stock, Par Value $1.00; 5,000,000
Shares authorized; 2,620,773 issued and outstanding
Surplus                                                   2,621
Retained Earnings                                         6,026
Accumulated Other Comprehensive Income                   10,656
                                                           (235)
Total Equity                                           --------

TOTAL LIABILITIES AND CAPITAL ACCOUNTS                   19,068

                                                       $245,436
                                                       ========

           CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
              THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                  (Unaudited)
               (Dollars in Thousands, Except Per Share Amounts)

                                                                           1999              1998
                                                                           ----              ----
Interest Income
     Interest & fees on loans                                          $   4,431        $    2,409
     Interest on Federal Funds Sold                                           74                48
     Interest on interest-bearing deposits                                     2                 9
     Interest on taxable securities                                          326               296
     Interest on not-taxable securities                                       97               112
                                                                       ---------        ----------
                                                                           4,930             2,874
Interest Expense
     Interests on deposits                                                 2,167             1,244
     Interest on Federal Funds Purchased/
       Other Borrowed Funds                                                  115                45
     Net interest income                                               ---------        ----------
                                                                           2,648             1,585

Provision for loan losses                                                    366               192
Net interest income after provision for loan losses                    ---------        ----------
                                                                           2,282             1,393
Other Operating Income
     Service Charges on deposit accounts                                     259               192
     Security Gains                                                            0                 0
     Other Income                                                            225               226
                                                                       ---------        ----------
                                                                             484               418
Other operating expenses
     Salaries & Other Employee Benefits                                    1,166               848
     Occupancy & Equipment expenses                                          271               228
Other operating expense                                                      651               493
                                                                       ---------         ---------
                                                                           2,088             1,569
Income before taxes
     Applicable Income Taxes                                                 678               242
                                                                             228                78
Net Income after Taxes                                                       450               164
                                                                       =========         =========
Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising during period                (238)                0
     Less: reclassification adjustment for gains included in
     net income                                                                0                 0
                                                                      ----------        ----------
Comprehensive Income                                                         212               164
Income per common share  Basic                                               .17               .06
Income per common share  Diluted                                             .16               .06
Average Shares outstanding                                             2,765,126         2,620,773
Cash dividends per share of common stock                                   .0425               .04

The accompanying note is an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 (Dollars in Thousands, Except Per Share Data)

                                                                           1999              1998
                                                                           ----              ----
Interest Income
     Interest & fees on loans                                          $   8,216        $    4,482
     Interest on Federal Funds Sold                                           74                96
     Interest on interest-bearing deposits                                     3                18
     Interest on taxable securities                                          651               582
     Interest on not-taxable securities                                      195               224
                                                                       ---------        ----------
                                                                           9,139             5,402
Interest Expense
     Interests on deposits                                                 4,022             2,331
     Interest on Federal Funds Purchased/
      Other Borrowed Funds                                                   183                97
     Net interest income                                                   4,934             2,974

Provision for loan losses                                                    675               275
                                                                       ---------        ----------
Net interest income after provision for loan losses                        4,259             2,699
Other Operating Income
     Service Charges on deposit accounts                                     483               372
     Security Gains                                                            0                 0
     Other Income                                                            441               377
                                                                       ---------        ----------
                                                                             924               749
Other operating expenses
     Salaries & Other Employee Benefits                                    2,316             1,621
     Occupancy & Equipment expenses                                          521               430
Other operating expense                                                    1,334             1,021
                                                                       ---------        ----------
                                                                           4,171             3,072
Income before taxes                                                        1,012               376
     Applicable Income Taxes                                                 337               109
                                                                       ---------         ---------
Net Income after Taxes                                                       675               267
                                                                       =========         =========
Other comprehensive income, net of tax:
     Unrealized holding gains (losses) arising during period                (327)               24
     Less: reclassification adjustment for gains included in
     net income                                                                0                 0
                                                                       ---------        ----------
Comprehensive Income                                                         348               291
Income per common share - Basic                                             .257               .10
Income per common share - Diluted                                           .082               .10
Average Shares outstanding                                             2,620,773         2,741,312
Cash dividends per share of common stock                                    .085               .04


The accompanying note is an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                 (Dollars in Thousands, Except Per Share Data)

CASH FLOWS FROM OPERATING ACTIVITIES                                       1999              1998
                                                                           ----              ----
     Net Income

     Adjustments to reconcile net income to net cash provided          $    348         $     267
      by (used in) operating activities:                                    160               163
      Depreciation & amortization                                           649               275
      Provision for loan losses                                               0                 0
      Securities gains                                                     (193)              421
      (Increase) decrease in interest receivable                            218                55
      Increase in interest payable                                        1,790              (446)
                                                                       --------          --------
      Other prepaid, deferrals and accruals, net
            Net cash provided by operating activities                     2,972               735

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sales & maturities of
        investment securities                                             1,907             3,989
      Purchase of investment securities                                  (1,325)           (6,523)
      Net decrease in Federal Funds sold                                 (2,050)             (750)
      Net (increase) decrease in bank-owned deposits                         45            (1,967)
      Net increase in loans                                             (42,515)          (34,826)
      Purchase of property & equipment                                     (505)             (774)
                                                                       --------          --------
      Net cash provided by investing activities                         (44,443)          (40,851)

CASH FLOWS FROM FINANCING ACTIVITIES
      Net increase (decrease) in deposits                                40,541            32,433
      Net increase (decrease) in Fed Funds purchased                      3,350             2,725
      Net increase from issue of new stock                                    0             6,417
      Net increase (decrease) in other borrowings                        (1,200)                0
      Proceeds from exercise of stock options                                 0               237
      Dividends paid                                                       (223)             (189)
                                                                       --------         ---------
      Net cash used in financing activities                              42,468            41,623
      Net increase (decrease) in cash and due
          from banks                                                        997             1,507
      Cash & due from banks, beginning of period                          7,820             6,046
      Cash & due from banks, end of period                                8,817             7,553

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during period for:
           Interest                                                       4,222             2,428

The accompanying note is an integral part of these consolidated financial statements.

                    EUFAULA BANCCORP, INC. AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1    BASIS OF PRESENTATION

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          The results of operations for the three and six month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

As of June 30, 1999, Eufaula BancCorp, Inc.'s total assets had increased 51% over June of 1998, from $163,019,000 to $245,436,000. In the asset category total investments decreased 3% from $28,015,000 in June of 1998 to $27,140,000 in June of 1999. This decrease in the investment portfolio was the result of loan growth of the branch operations of Southern Bank of Commerce and First American Bank. Net loans increased from $112,392,000 in June of 1998 to $195,786,000 in June of 1999, a 74% increase. The Huntsville branch of Southern Bank of Commerce became operational in May of 1998. In June, 1998, total loans in Huntsville were $14,480,000 compared to $48,869,000 in June of 1999. In addition, the Florida subsidiary, First American Bank of Walton County had loans increase from $36,651,000 to $70,275,000. Goodwill decreased 6% from $1,430,000 to $1,352,000, and no additional goodwill has been placed on the books since the purchase of First American Bank of Walton County.

Total Deposits increased 58% from $137,041,000 to $216,981,000. Again, the majority of this increase comes from the branch operations that became fully functional in the fall of 1997 and spring of 1998. Deposits in Montgomery in June of 1999 totaled $35,400,000 and in Huntsville $38,203,000. Deposits increased at First American Bank of Walton County from $49,807,000 in June of 1998, to $71,625,000 in June of 1999.

The growth of the branch operations at both Southern Bank of Commerce and First American Bank of Walton County has been very expensive and has had a substantial impact on earnings. Total interest income at $9,139,000 is up 69% over interest income for June 30, 1998, of $5,402,000. Non-interest income is $924,000 up 23% from the $749,000 in non-interest income for the first six months of 1998.
Total income of $10,063,000 was up 64% over second quarter 1998 total income of $6,151,000. Total interest expense at $4,205,000 is up 73% over the $2,428,000 for the first six months of 1998. Salaries and benefits at $2,316,000 are up 43% over the $1,621,000 in salaries and benefits through the first six months of 1998. The increase in interest expense is the result of the deposit gathering functions of the two operations in Montgomery and Huntsville. The salaries and benefits are also due to the increased personnel that have been hired in these operations at both executive and staffing levels. The Huntsville operation, which opened during the second quarter of 1998, had to be completely staffed with a cadre of one president, two vice-presidents, and several staff people.
As a result of the tremendous loan growth that Eufaula BancCorp has experienced and of our commitment to keep a loan loss reserve at a minimum of 1%, our monthly loan loss contribution is presently $675,000 for the entire holding company. Therefore, the provision for loan losses for the first six months of 1999, is up $400,000.00 or 245%.

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

Allowance for Bad Debts is now at 1.03% of total loans. This is a result of large monthly expense allowances and management's commitment to reach this target.

Management feels that the majority of loans are well collateralized, and foresees no significant loan losses. Agriculture is a major industry in this market; however agriculture loans are only 1.73% of total loans.

The Board of Directors, as well as Senior Management, is committed to keeping the quality of loans at a high level.

LIQUIDITY
---------

Liquidity is measured by the ratio of net cash, short-term and marketable securities to net deposits and short-term liabilities. Liquidity is monitored on a weekly basis. At the end of June 1999, the Liquidity Ratio for Eufaula BancCorp was 24%. This was accomplished by increasing deposits and selling loans.

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



DATE: August 12, 1999                  EUFAULA BANCCORP, INC.
     ----------------------
                                       BY: /s/ John E. Burns
                                           ---------------------------------
                                           John E. Burns
                                           Chief Financial Officer

                          PART II - OTHER INFORMATION

Item 4     ANY MATTER SUBMITTED TO THE SECURITY HOLDERS FOR A VOTE

       The Annual meeting of the Shareholders of Eufaula BancCorp, Inc., was held on May 19, 1999. At the meeting, the following was voted on:

       1. Michael C. Dixon, Robert M. Dixon and James J. Jaxon, Jr. were elected as Directors to serve for a term of three years or until their successors have been elected and qualified. 2,029,877 voted for the election of these directors. The following continue to serve as Directors of the Company:

               Janis Biggers
               Greg Faison
               Thomas Harris
               Frank McRight

       2. The Company's auditors, Mauldin & Jenkins, LLC, were ratified to serve as the Company's Independent Auditors for 1999.

               2,026,829 voted for the ratification
               7,159 voted against the ratification

       3. The Eufaula BancCorp, Inc. 1999 Stock Option Plan was ratified and approved.

           1,154,634 voted for the Option Plan
           879,354 voted against the Option Plan

Item 6     EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.
           Loan Composition Summary
           Loans over 90 days past due and non accrual loans
           Allowance for Loan Losses analysis
           Changes in Equity Capital
           Calculation of Net Income Per Share

      (b)  Report on Form 8-K.

           NONE

3a   THE COMPOSITION OF LOANS IS SUMMARIZED AS FOLLOWS:

                                            1999               1998
                                            ----               ----
     Commercial, Financial,              $ 30,723           $ 13,044
     Agricultural                           3,429              3,281
     Real Estate-Construction              43,441             15,587
     Real Estate-Mortgage                  95,485             61,779
     Consumer                              24,389             19,683
     Other                                    560                176
     TOTAL                                198,027            113,550
     Unearned Discount                       (203)              (200)

     Allowance for loan losses              (2038)              (958)
     NET LOANS                           $195,786           $112,392

3c-1 THE FOLLOWING IS A SCHEDULE OF NON ACCRUAL LOANS AND LOANS PAST DUE 90
     DAYS AND OVER:

                              June 30, 1999                June 30, 1998
                    ----------------------------  ----------------------------
                    Past due                      Past due
                    90 days or more  Non-accrual  90 days or more  Non-accrual
                    ---------------  -----------  ---------------  -----------

Real Estate Loans          205              0              0             51
Installment Loans            3             14             13              8
Commercial Loans            16              0              0              0

3c-2 NON ACCRUAL LOANS WERE NOT MATERIAL TO THE TOTAL AMOUNT OF LOANS
     OUTSTANDING.

4a CHANGES IN THE ALLOWANCE FOR LOAN LOSSES FOR JUNE 30, 1999 AND 1998 WERE AS FOLLOWS:

                                           1999            1998
                                           ----            ----

Balance, beginning of year                 1,389            762
Provision charged to operations              675            275
Loans charged off                            (39)           (89)
Recoveries                                    13             10
Balance                                    2,038            958

                                           1999                    1998
                                           ----                    ----

                                Charge offs  Recoveries  Charge offs  Recoveries
                                -----------  ----------  -----------  ----------
Installment Loans                    38           13           89           10
Credit Cards & Related Plans          1
Commercial and All Other Loans
TOTALS                               39           13           89           10


CHANGES IN EQUITY CAPITAL

Balance at 12-31-98                        $ 18,943
Net Income                                      675
Less Dividends Paid                             223

Change in net unrealized holding gains
(losses) on available-for-sale securities      (327)

Equity at June 30, 1999                      19,068


CALCULATION OF NET INCOME PER SHARE FOR DILUTION


                     FOR 6 MONTHS ENDED 6-30-99 AND 6-30-98

                                                      6-30-99                 6-30-98
                                                      -------                 -------
Options outstanding at $2.54 per share           N/A              --     12,000        30,480
Options outstanding at $4.00 per share         192,000       768,000    210,000       840,000
Options outstanding at $9.00 per share          45,000       405,000     45,000       405,000
Options outstanding at $9.67 per share          30,000       290,100     30,000       290,100
Options outstanding at $13.50 per share          4,000        54,000      N/A              --
Shares assumed to be exercised                 271,000     1,517,100    297,000     1,565,580
Divide by weighted average sales price
of stock during the period                                $    10.08               $    15.94


                                                          6-30-99                  6-30-98
                                                          -------                  -------
Subtract shares that could be repurchased         (150,461)      150,506       (98,217)  98,217
Additional shares outstanding for diluted EPS      120,539                     198,783
Average shares currently outstanding             2,620,773                   2,099,960
Total average shares outstanding - Diluted       2,741,312                   2,298,743
Diluted Earnings Per share                      $    .0821                  $    .0448