Form 10QSB
period 1999-09-30
EUFAULA BANCORP INC
filed 1999-11-12
CIK 836043

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB

                           ________________________

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                              September 30, 1999

                       Commission file number: 33-23062


                            Eufaula BancCorp, Inc.
            (Exact name of Registrant as specified in its charter)

         Delaware                                              63-0989868
  (State of Incorporation)                                   (I.R.S. Employer
                                                             Identification No.)
      218 Broad Street
      Eufaula, Alabama  36027
(Address of principal executive offices)  (Zip Code)


                                 (334)687-3581
             (Registrant's telephone number, including area code)

                           ________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X      No ______
                       ---

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at September 30, 1999 was 2,625,000.

================================================================================

                             EBC BANCSHARES, INC.
                                  FORM 10-Q
                              September 30, 1999


                                      INDEX

PART I.   Financial Information:

Item 1.   Consolidated Statements of Condition,                        3
          September 30, 1999 and December 31, 1998.

          Consolidated Statements of Income for the                    4
          Three and Nine Months Ended September 30,
          1999 and 1998.

          Consolidated Statements of Cash Flow for the                 5
          Nine Months Ended September 30, 1999 and
          1998.
                                                                       6
          Notes to Consolidated Financial Statements.

Item 2.   Management's Discussion and Analysis of Financial         7-12
          Condition and Results of Operations.

PART II.  Other Information                                           13

Item 1.   Legal Proceedings                                           13

Item 2.   Change in Securities                                        13

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders         13

Item 5.   Other Information                                           14

Item 6.
          Exhibits and Reports on Form 8-K                            14

          Signatures                                                  15

Part I.                          EUFAULA BANCCORP, INC.
Item 1                    CONSOLIDATED STATEMENTS OF CONDITION

                                                                                 September 30,         December 31,
                                                                                      1999                1998
                                                                                      ----                ----
(In thousands, except per share data)
ASSETS
Cash and Due From Banks....................................................        $  10,590            $   7,820
Short-Term Investments:
 Federal Funds Sold and Securities Purchased
  Under Agreement to Resell................................................              -0-                  -0-
 Other Short-Term Investments..............................................              100                  100
                                                                                   ---------            ---------
Total Short-Term Investments...............................................              100                  100
Securities Available-for-Sale..............................................           19,944               20,501
Investment Securities......................................................            7,465                7,221
Total Loans................................................................          209,147              155,309
 Allowance for Loan Losses.................................................           (2,353)              (1,389)
                                                                                   ---------            ---------
  Net Loans................................................................          206,794              153,920
Premises and Equipment.....................................................            6,530                6,031
Goodwill...................................................................            1,332                1,391
Other Real Estate..........................................................              141                1,276
Other Assets...............................................................            4,122                3,799
                                                                                   ---------            ---------
  Total Assets.............................................................        $ 257,018            $ 202,060
                                                                                   =========            =========

LIABILITIES
Deposits:
 Demand....................................................................        $  27,797            $  22,784
 Savings and Interest-Bearing Demand.......................................           69,117               61,149
 Time......................................................................          130,598               92,508
                                                                                   ---------            ---------
  Total Deposits...........................................................          227,512              176,441
Federal Funds Purchased and Securities Sold Under
 Agreements to Repurchase..................................................            6,620                2,875
Other Liabilities..........................................................            2,522                1,602
Notes Payable..............................................................            1,000                2,200
                                                                                   ---------            ---------
  Total Liabilities........................................................          237,654              183,118
                                                                                   ---------            ---------

CAPITAL ACCOUNTS
Preferred Stock (Par value of $.10; 50 shares authorized in 1999
 and 1998; none outstanding)...............................................               -0-                  -0-
Common Stock (Par value of $1.00; 5,000 shares authorized;
2,625 and 2,261 shares outstanding in 1999 and 1998, respectively).........            2,625                2,621

Surplus....................................................................            6,059                6,026
Undivided Profits..........................................................           11,504               10,204
Accumulated Other Comprehensive Income.....................................             (375)                  92
                                                                                   ---------            ---------
  Total Capital Accounts...................................................           19,365               18,943
                                                                                   ---------            ---------
  Total Liabilities and Capital Accounts...................................        $ 257,018            $ 202,060
                                                                                   =========            =========

                            EUFAULA BANCCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended           Nine Months Ended
                                                               September 30                September 30,
                                                          ----------------------       ---------------------

(In thousands, except per share data)                      1999           1998          1999          1998
                                                          -------        -------       -------       -------
INTEREST INCOME
Interest and Fees on Loans.........................       $ 4,500        $ 3,007       $12,716       $ 7,489
Interest on Securities:
 Taxable Securities................................           320            337           971           919
 Nontaxable Securities.............................           100            116           295           340
Interest on Federal Funds Sold and
 Securities Purchased Under
 Agreements to Resell..............................           191             66           268           162
Interest on Deposits in Banks......................           -0-             10           -0-            28
                                                          -------        -------       -------       -------
  TOTAL INTEREST INCOME............................         5,111          3,536        14,250         8,938
                                                          -------        -------       -------       -------

INTEREST EXPENSE
Interest on Deposits...............................         2,267          1,615         6,289         3,946
Interest on Federal Funds Purchased
 and Securities Sold Under
 Agreements to Repurchase..........................           257             79           380           176
Interest on Notes Payable..........................            30            -0-            90           -0-
                                                          -------        -------       -------       -------

  TOTAL INTEREST EXPENSE...........................         2,554          1,694         6,759         4,122
                                                          -------        -------       -------       -------

                                                            2,557          1,842         7,491         4,816
  NET INTEREST INCOME..............................           329            228         1,004           503
Provision for Possible Loan Losses.................       -------        -------       -------       -------
  NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES........................         2,228          1,614         6,487         4,313
                                                          -------        -------       -------       -------

OTHER INCOME
Service Charges on Deposit Accounts................           229            399           712           771
Security Gains.....................................            (5)             4            (5)            4
Other Operating Income.............................           465            (33)          906           344
                                                          -------        -------       -------       -------

  TOTAL OTHER INCOME...............................           689            370         1,613         1,119
                                                          -------        -------       -------       -------

OTHER EXPENSE
Salaries...........................................           824            549         2,472         1,874
Employee Benefits..................................           327            463           992           759
Net Occupancy Expense..............................           124             21           380           126
Equipment Expense..................................           130            115           411           324
Data Processing Expense............................            78             56           237           172
Other Operating Expenses...........................           625            508         1,787         1,529
                                                          -------        -------       -------       -------
  TOTAL OTHER EXPENSE..............................         2,108          1,712         6,279         4,784
                                                          -------        -------       -------       -------

INCOME BEFORE INCOME TAXES.........................           809            272         1,821           648
INCOME TAX EXPENSE.................................           301             84           638           193
                                                          -------        -------       -------       -------
  NET INCOME.......................................       $   508        $   188       $ 1,183       $   455
                                                          =======        =======       =======       =======

EARNINGS PER SHARE:
  BASIC                                                   $  0.19        $  0.07       $  0.45       $  0.19
                                                          =======        =======       =======       =======

  DILUTED                                                 $  0.18          $0.07       $  0.43       $  0.17
                                                          =======         ======       =======       =======

CASH DIVIDENDS PER SHARE...........................       $0.0425          $0.04       $0.1275       $0.1121
                                                          =======         ======       =======       =======
AVERAGE SHARES ISSUED AND
OUTSTANDING........................................         2,625          2,621         2,622         2,437

FULLY DILUTED SHARES ISSUED AND
OUTSTANDING........................................         2,785          2,795         2,765         2,626

                            EUFAULA BANCCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                      ------------
                                                                                1999                  1998
                                                                                ----                  ----
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income......................................................            $  1,183              $    455
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
   Depreciation.................................................                 417                   254
   Amortization of Goodwill.....................................                  59                   -0-
   Provision for Possible Loans Losses..........................                 963                   503
   Gain on Sales of Securities..................................                  (5)                    4
   Accretion of Bond Discount, Net..............................                 (21)                  (25)
   (Increase) Decrease in Other Assets..........................                 315                (3,118)
   Increase (Decrease) in Other Liabilities.....................                 920                   240
                                                                            --------              --------
Net Cash Provided by Operating Activities.......................               3,831                (1,687)
                                                                            --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities..............                 335                 1,309
 Proceeds from Maturities of Securities Available-for-Sale......               1,000                 7,430
 Proceeds from Sales of Securities Available-for-Sale...........               1,967                   -0-
 Purchase of Investment Securities..............................                (325)                 (155)
 Purchase of Available-for-Sale Securities......................              (3,055)              (11,313)
 Increase (Decrease) in Federal Funds, Net......................               3,645                   125
 (Increase) Decrease in Other Short-Term Investments............                 -0-                   -0-
 Increase in Loans..............................................             (53,838)              (56,134)
 Capital Additions..............................................                (467)                6,417
                                                                            --------              --------
Net Cash Used in Investing Activities...........................             (50,738)              (52,321)
                                                                            --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Demand, Savings and Interest-bearing
     Demand Deposits............................................              12,981                23,279
Increase in Time Deposits.......................................              38,090                35,642
Repayment of Notes Payable......................................              (1,100)               (2,500)
Exercise of Stock Options.......................................                  40                   235
Dividends Paid..................................................                (334)                 (293)
                                                                            --------              --------
Net Cash Provided by (Used in) Financing Activities.............              49,677                56,363
                                                                            --------              --------
Net Increase (Decrease) in Cash and Cash Equivalents............               2,770                 2,355
Cash and Cash Equivalents, Beginning............................               7,820                 6,046
Cash and Cash Equivalents, Ending...............................            $ 10,590              $  8,401
                                                                            ========              ========




                            EUFAULA BANCCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Principles of Consolidation:

     The consolidated financial statements of Eufaula BancCorp, Inc. ("EBC") include the accounts of the parent company and its wholly-owned subsidiaries Southern Bank of Commerce, Eufaula, Alabama and First American Bank, Walton County, Florida. All material inter-company transactions have been eliminated.

     The consolidated statements of condition as of September 30, 1999 and the related consolidated statements of income for the three and nine months period ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine month period ended September 30, 1999 and 1998 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.


2.   Results of Operations

     The results for the three and nine months period ended September 30, 1999 are not necessarily indicative of the results for the entire year of 1999. This report should be read in conjunction with EBC's 1998 Annual Report to Shareholders for a complete understanding of EBC's accounting policies and their effect on the financial statements as a whole.

3.   Capital Accounts

     On April 24, 1998, EBC issued 492,857 additional shares of common stock in a public offering.

     Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 2,622,000 for 1999 and 2,446,000 for 1998. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 143,000 in 1999 and 189,000 in 1998.

4.   Comprehensive Income (Loss)

     In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain(loss) on securities available for sale, net of tax, was $368 thousand and $273 thousand for the three months ended September 30, 1999 and 1998, respectively and $716 thousand and $564 thousand for the nine months ended September 30, 1999 and 1998, respectively.

5.   Supplementary Data for Cash Flows

     Interest paid on notes payable during the nine months ended September 30, 1999 amounted to $90 thousand.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion and review of Eufaula BancCorp, Inc. ("EBC") and its subsidiaries, Southern Bank of Commerce ("SBC") and First American Bank ("FAB"), focuses on the results from operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

Forward Looking Statements
--------------------------

     This 10-Q contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company's SEC reports, including but not limited to the report on Form 10-Q for the quarter ended September 30, 1999.

Results of Operations
---------------------

     Net income for the three months ended September 30, 1999 was $ .51 million, or $ .19 per share compared with $ .19 million, or $ .07 per share during the same period in 1998. Net income for the nine months ended September 30, 1999 was $1.18 million, or $.45 per share compared with $.46 million, or $.19 per share during the same period in 1998. The annualized return on average assets from continuing operations for the nine months ended September 30, 1999 and 1998 was .67% and .39% respectively, while the annualized return on average equity was 8.24% and 3.69% respectively for the same periods.

Net Interest Income
-------------------

     Net interest income, the principal source of earnings, is the difference between the income generated by earning assets and the total interest cost of the funds obtained to carry them. Net interest income, as referred to in this discussion, is presented on a fully tax-equivalent basis, which adjusts for the tax-exempt status of income earned on certain loans and investments. The reported interest income for the tax-free assets is increased by the amount of tax savings less the nondeductible portion of interest expense incurred to acquire the tax-free assets. Net interest income is affected by variations in both interest rates and the volume of interest-earning assets and interest-bearing liabilities.

     On a tax equivalent basis, net interest income for the first nine months of 1999 was $14.41 million compared with $9.12 million in the first nine months of 1998. Net interest income also increased when compared with 1997. This increase in net interest income was primarily the result of higher loan volumes. The net interest margin through September 30, 1999 was 4.57% compared with 5.17% and 5.23% for the years ended December 31, 1998 and 1997, respectively. EBC expects no material change in the net interest margin through the remainder of 1999.

     EBC has debt of approximately $1.00 million at September 30, 1999 and interest expense associated with this debt totaled $90 thousand during the first
nine months of 1999 compared with $0 during the same period in 1998.   EBC's $
1.00 million note payable to an unaffiliated company matures in August of 2000. Interest is payable quarterly on the note.


     The following table is a comparison of the net interest margin:

                                   September 30,                          December 31,
                                       1999                       1998                   1997
                                       ----                       ----                   ----
Yield on Earning Assets                8.57                       9.31                   9.01
Break-even Yield                       4.00                       4.14                   3.78

Net Interest Margin                    4.57                       5.17                   5.23
Net Interest Spread                    3.95                       4.40                   4.36

Loans and Leases
----------------

     EBC's gross loans and leases totaled $209 million at September 30, 1999 compared with $155 million at December 31, 1998. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

     A sound credit policy combined with periodic and independent credit reviews is the key factor of the credit risk management program. Both affiliate banks operate under written loan policies that help maintain a consistent lending function and provide sound credit decisions. Credit decisions continue to be based on the borrower's cash flow position and the value of the underlying collateral, as well as other relevant factors. EBC's Senior Credit Officer is responsible for evaluating its loans to identify those credits beginning to show signs of deterioration so that prompt corrective action may be taken.

     The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:

                                         Sept. 30,                      December 31,
                                           1999                      1998             1997
                                      ---------------           ---------------  ---------------
(In thousands)
Non-performing loans:
 Non-accrual loans:
  Commercial & Financial                       $   5                    $    0            $   0
  Real Estate                                      0                       312               50
  Consumer                                         0                         0                0
                                               -----                    ------            -----
                                               $   5                    $  312            $  50
                                               -----                    ------            -----
Past due 90 days or more
   and still accruing:
  Commercial                                   $  49                    $    0            $   0
  Real Estate                                    290                         0                0
  Consumer                                         1                         8               14
                                               -----                    ------            -----
                                               $ 339                    $    8            $  14
                                               -----                    ------            -----

Renegotiated  Loans:                           $   0                    $    0            $   0
                                               -----                    ------            -----

Total non-performing Loans:                    $ 345                    $  320            $  64
Other Real Estate, Net                           140                     1,276              804
                                               -----                    ------            -----
Total non-performing
 Assets:                                       $ 485                    $1,596            $ 868
                                               =====                    ======            =====
Non-Performing Loans as a %
 of Outstanding Loans                            .20%                      .15%             .08%
Non-Performing Assets as a
 % of Equity Capital                            2.87%                     8.24%            4.58%

     All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of September 30, 1999.

     Management remains committed to reducing the level of non-performing assets and to minimize future risks by continuous review of the loan portfolio.


Allowance for Loan and Lease Losses
-----------------------------------

     The provision for loan losses represents management's evaluation of the overall loan portfolio quality and loss experience. During management's periodic review of the provision throughout each quarter, the amount to be provided is determined by the level of net charge-offs, the size of the loan portfolio, non-performing assets, anticipated and current economic conditions and specific reviews of performing and non-performing loans.

     During the first nine months of 1999, EBC made provisions for loan losses of $1.00 million compared with $.50 million for the same period in 1998. Total non-performing loans increased $96 thousand from $320 thousand at December 31, 1998 to $416 thousand at September 30, 1999. Net charge-offs through September 30, 1999 totaled $37 thousand.

                                              September 30,            Year Ended December 31,
                                                  1999                 1998              1997
                                                  ----                 ----              ----
Allowance as a percentage of total
loans and leases                                  1.13%                .89%              .97%

     The allowance for loan losses as a percentage of non-performing loans was approximately 682% at September 30, 1999 compared with 434% at December 31, 1998.

Securities Available for Sale
-----------------------------

                              September 30,                    December 31,
                                  1999                     1998            1997
                                  ----                     ----            ----
(In thousands)
Market Value                  $     19,944                 $  20,501       $  16,175
Amortized Cost                      20,527                    20,348          16,178
                              ------------                 ---------       ---------
  Difference                  $       (577)                $     153       $      (3)
                              ============                 =========       =========

Investment Securities
---------------------

                              September 30,                    December 31,
                                   1999                    1998            1997
                                   ----                    ----            ----
(In thousands)
Market Value                  $      6,840                 $7,601          $9,667
Amortized Cost                       7,465                  7,220           9,282
                              ------------                 ------          ------
  Difference                  $       (625)                $  381          $  385
                              ============                 ======          ======

     At September 30, 1999, EBC's securities portfolio classified as Investment Securities was composed primarily of municipal securities.


Non-Interest Income
-------------------

     Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, discount brokerage fees, mortgage service fees and service charges on deposit accounts.

     The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

                                              Nine Months Ended
                                                September 30,                        Change
                                              1999         1998                   $           %
                                              ----         ----                  ---         ---
(Dollars in Thousands)

Service Charges on Deposit
Accounts                                      $  712       $  771               $ (59)        (7.65)%

Security Gains (Losses)                           (5)           4                  (9)         (225)%
Other Income                                     906          344                 562        163.37%
                                              ------       ------               -----        ------
     Total Other Income                       $1,613       $1,119               $ 494         44.15%
                                              ======       ======               ======       ======

Excluding security gains and losses, non-interest income increased approximately $..50 million when comparing 1999 with 1998 results. EBC is focusing on non-interest income revenues and actively pursuing opportunities to increase fee income.


Non-Interest Expense
--------------------

     Control of non-interest expenses continues to be one of EBC's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:

                                              Nine Months Ended
                                                September 30,                       Change

                                              1999         1998                  $            %
                                              ----         ----                 ---          ---
(Dollars in Thousands)

Salaries                                    $ 2,472        $ 1,874              $   598       31.90%
Pension and Employee Benefits                   992            759                  233       30.69%
Net Occupancy Expense                           380            126                  254      201.58%
Equipment Expense                               411            324                   87       26.85%
Data Processing Expense                         237            172                   65       37.79%
Other Operating Expense                       1,787          1,529                  258       16.87%
                                             ------        -------              -------      ------
     Total Non-Interest Expense             $ 6,279        $ 4,784              $ 1,495       31.25%
                                            =======        =======              =======      ======

Income Taxes
------------

     The effective tax rate of EBC for the nine month period ended September 30, 1999 was 35% compared to 30% for the same period in 1998.


Capital and Liquidity
---------------------

     The assessment of capital adequacy depends primarily on a number of factors which include asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in the various markets served and strength of management. Management of capital focuses on achieving a rate of return for shareholders while following guidelines set forth by bank regulators.

     EBC's equity capital totaled $19.37 million at September 30, 1999, compared to the December 31, 1998 level of $18.94 million. Currently, EBC does not have any plans for issuing additional capital and EBC has not issued any new common or preferred stock during the past twelve months.

     The table presented below is a comparison of capital ratios:

                                              September 30,                    December 31,
                                                  1999                      1998          1997
                                                  ----                      ----          ----
Equity Capital to Total Assets                    7.67%                     9.33%          9.87%
Primary Capital to Total Assets                   8.51%                     9.95%         10.44%


     The table presented below is a comparison of EBC's capital position with regulatory capital requirements:

                                                September 30,          Regulatory
                                                    1999              Requirements
                                                    ----              ------------
Total Capital/Total Assets                          7.67%                    6.00%

Primary Capital/Total Assets                        8.51%                    5.50%

Total Risk Based Capital                            9.86%                    8.00%


Tier 1 Capital                8.72%                    4.00%

Leverage Ratio                7.05%                    3.00%


Note: Unrealized gains/(losses) on securities available-for-sale have been excluded when computing capital ratios.

     Liquidity management is concerned with meeting the cash requirements of customers, including the withdrawal of funds by depositors or drawing down of approved lines of credit and commitments by borrowers. EBC is aided significantly in meeting its short term liquidity needs by its strong capital position, its high rate of internal capital generation and its level of loan loss reserves.


Dividend Policy
---------------

     EBC strives to maintain a balance between the retention of earnings for the support of growth and expansion and a dividend payout that meets the required return for investors. EBC anticipates continuing its policy of regular cash dividends, although there is no assurance as to future increases in dividends because they are dependent upon future earnings, capital requirements and economic conditions.

     The following table sets forth the dividend payout ratio for the last two years and for the nine months ended September 30, 1999:


                                               September 30,                    Year Ended,

                                                   1999                     1998            1997
                                                   ----                     ----            ----
Dividend payout ratio                             28.24%                    45.71%          29.17%


Asset - Liability Management
----------------------------

     EBC, like most financial institutions, provides for the relative stability in profits and the control in interest rate risk through asset-liability management. An important element of asset-liability management is the analysis and examination of the extent to which such assets and liabilities are "interest rate sensitive"and by monitoring an institutions interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets expected to mature or reprice within a time period and the amount of interest-bearing liabilities expected to mature or reprice within that same time period. A gap is considered negative when the amount of interest rate sensitive liabilities maturing within a specific time frame exceeds the amount of interest rate sensitive assets maturing within that same time frame. During a period of falling interest rates, a negative gap tends to result in an increase in net interest income. Whereas in a rising interest rate environment, an institution with a negative gap could experience the opposite results.

     EBC periodically monitors its asset-liability position in order to maximize profits and minimize interest rate risk. Additionally, EBC can reduce the impact that changing interest rates have on earnings and adapt to changes in the economic environment by closely monitoring its Statement of Condition. There have been no material changes in EBC's asset-liability position since December 31, 1998.

Year 2000 Compliance
--------------------

     The "Year 2000 Issue" has arisen due to the fact that many computer hardware and software systems along with components of certain automated equipment utilize only the last two digits of a date to refer to the year, failing to distinguish dates within the twentieth century from those of the twenty-first or other centuries. If not corrected, these systems could fail or produce erroneous results with the advent of the twenty-first century.

     EBC has identified its systems, including computer-based systems and applications and other systems with date sensitive embedded chips, and assessed whether they will function properly in the Year 2000. This assessment is part of a comprehensive action plan "AYear 2000 Readiness Plan") approved by the Board of Directors and Management documenting EBC's approach to having all systems and applications Year 2000 ready by June 30, 1999. EBC does not anticipate that it will need to replace any mission critical systems to achieve Year 2000 readiness.

     Implementation of upgrades required to make mission critical systems Year 2000 ready and testing of mission critical systems were completed prior to June 30, 1999. Testing of the core banking systems for EBC's banks was completed by December 31, 1998. While all mission critical systems are currently expected to be Year 2000 ready, a contingency plan has been developed that will mitigate the risks associated with the failure of any mission critical systems at critical Year 2000 dates.

     Ultimately, the potential impact of the Year 2000 Issue will depend not only on the corrective measures EBC undertakes, but also on the way in which the Year 2000 Issue is addressed by governmental agencies, businesses and other entities who provide data to, or receive data from, EBC, or whose financial condition or operational capability is important to EBC as borrowers, vendors, customers or investment opportunities. Therefore, communications with these parties has commenced to heighten their awareness of the Year 2000 Issue. Over the next several months, the plans of such third parties to address the Year 2000 Issue will be monitored and any identified impact on EBC will be evaluated.

     EBC estimates that the cumulative cost of the Year 2000 Readiness Project will be approximately $50 thousand. As of June 30, 1999, EBC had incurred $40 thousand of that amount. The cost estimates include personnel cost related to all aspects of the Project, including testing of mission-critical systems, as well as the cost to purchase upgrades or replacement hardware and software and other out-of-pocket expenses. The purchase of hardware and software will be capitalized according to normal policy. Costs associated with personnel and out-of-pocket expenses will be expensed in the period incurred.

     The forward-looking statements contained herein with regard to the timing and overall cost estimates of EBC's efforts to address the Year 2000 Issue are based upon EBC's experience thus far in this effort. Should EBC encounter unforeseen difficulties either in the continuing review of its computerized systems, their ultimate remediation, or the responses of its business partners, the actual results could vary significantly from the estimates contained in these forward-looking statements.

PART II
OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         Not Applicable

Item 2.  Changes in Securities
         ---------------------

         Not Applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not Applicable

Item 5.  Other Information
         -----------------

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The following exhibits are filed with this report or are incorporated by references to previously filed materials.

         Exhibit No.              Description of Exhibit
         -----------              ----------------------

            27                    Financial Data Schedule.


         Reports on Form 8-K
         -------------------

                 Not applicable.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    EBC BANCSHARES, INC.


                                    BY /s/ John E. Burns
                                       --------------------------------------
                                       John E. Burns

                                       Chief Financial Officer and
                                       Principal Accounting Officer



Date: November 13, 1999