Form 10KSB40
period 1999-12-31
EUFAULA BANCORP INC
filed 2000-03-30
CIK 836043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB
(Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ending December 31, 1999

                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

Commission File No. 0-29422
                    -------
                             Eufaula BancCorp, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                             63-0989868
-------------------------------                          -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)

220 East Broad Street, Eufaula, Alabama                        36027
---------------------------------------                     ----------
(Address of principal executive office)                     (Zip Code)


       Registrant's telephone number, including area code: (334) 687-3581
      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE
         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                                                  Name of each Exchange on
          Title of Class                              which registered
          --------------                         --------------------------
  Common Stock, $1.00 par value                       NASDAQ-Small Cap

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.      [x]

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes  [x]    No [ ]

     State issuer's revenues for its most recent fiscal year: $21,430,000.
                                                              ------------

     As of March 1, 2000, 2,625,273 shares of the Registrant's Common Stock, $1.00 par value were issued and outstanding, and the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17,599,461. (For purposes of the above stated amount only, all directors and officers of the registrant are presumed to be affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-KSB:

     Annual Report to Stockholders for the year ending December 31, 1999 to the extent indicated in the Form 10-KSB cross reference index - PARTS I, II and III.

     Definitive Proxy Statement for 2000 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year - PART III.

                             EUFAULA BANCCORP, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                               December 31, 1999

                        CROSS REFERENCE SHEET AND INDEX
                        -------------------------------


                                   PART   I.
                                   ---------


ITEM NO.                                                                LOCATION*
--------                                                                --------
Item  1.      Description of Business............................  Item 1 of Form 10-KSB;
                                                                   1999 Annual Report to
                                                                   Stockholders under the
                                                                   captions "Financial
                                                                   Highlights" and
                                                                   "Overview"

Item  2.      Description of Property............................  Item 2 of Form 10-KSB

Item  3.      Legal Proceedings..................................  Item 3 of Form 10-KSB

Item  4.      Submission of Matters to a Vote of Security Holders  Item 4 of Form 10-KSB

                                   PART  II.
                                   ---------

Item  5.      Market for Common Equity and Related Stockholder
              Matters............................................  Item 5 of Form 10-KSB;
                                                                   Annual Report to Stock-
                                                                   Holders under the caption
                                                                   "Table 15: Common
                                                                   Stock Market Price and
                                                                   Dividends Per Share"

Item 6.       Managements's Discussion and Analysis of
              Financial Condition and Results of Operations......  1999 Annual Report to
                                                                   Stockholders under the
                                                                   captions "Overview,"
                                                                   "Balance Sheet Analysis,"
                                                                   "Capital Adequacy and
                                                                   Resources," "Asset-
                                                                   Liability Management."
                                                                   "Selected Financial Data"
                                                                   and "Quarterly Results of
                                                                   Operations."



ITEM NO.                                                                LOCATION*
--------                                                                --------
Item 7.   Financial Statements and Supplementary Data...........   1999 Annual Report to
                                                                   Stockholders under the
                                                                   captions "Selected
                                                                   Financial Data,"
                                                                   Quarterly Results of
                                                                   Operations," and
                                                                   "Independent Auditor's
                                                                   Report" and accompany-
                                                                   ing financial statements
                                                                   and notes.


Item 8.   Changes in and Disagreements with Accountants,
          Accounting and Financial Disclosure...................   Not Applicable


                             EUFAULA BANCCORP, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                               December 31, 1999



CROSS REFERENCE SHEET AND INDEX (Continued)



                                   PART III.
                                   ---------



ITEM NO.
--------
LOCATION*
--------
Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act......................................... Item 9 of Form 10-KSB and
                                                                Definitive Proxy Statement
                                                                under the captions "Election
                                                                of Directors" and "Section 16(a)
                                                                Beneficial Ownership Reporting
                                                                Compliance"

Item 10.  Executive Compensation............................... Definitive Proxy Statement
                                                                under the caption "Executive
                                                                Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management........................................... Definitive Proxy Statement
                                                                under the caption "Voting
                                                                Securities and Principal
                                                                Stockholders"

Item 12.  Certain Relationships and Related Transactions....... Definitive Proxy Statement
                                                                under the caption "Certain
                                                                Relationships and Related
                                                                Transactions"

Item 13.  Exhibits and Reports on Form 8-K..................... Item 13 of Form 10-KSB

  * The Registrant's 1999 Annual Report to Stockholders and Definitive Proxy Statement are referred to above where such information is incorporated by reference into this Annual Report on Form 10-KSB from such 1999 Annual Report to Stockholders and Definitive Proxy Statement.

                             EUFAULA BANCCORP, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                               December 31, 1999

                                     PART I
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS.
          -----------------------

Description of Business
-----------------------

     Eufaula BancCorp, Inc. (EBC) is a multi-bank holding company incorporated in Delaware in 1988 for the purpose of holding all of the outstanding stock of Southern Bank of Commerce (SBC). Between 1981 and 1999, EBC acquired one other bank, First American Bank of Walton County (FAB).

     The subsidiary banks offer customary services of banks of similar size and similar markets, including interest-bearing and non-interest-bearing deposit accounts, commercial, real estate and personal loans, correspondent banking services and safe deposit box activities. For further discussion of EBC operations, see the 1999 Annual Report to Stockholders under the captions "Financial Highlights" and "Overview," which is incorporated by reference.

Competition
-----------

     The banking business is highly competitive. The banking subsidiaries of EBC compete actively with national and state banks, savings and loan associations, trust companies, securities dealers, mortgage bankers, finance companies and insurance companies.

Regulation
----------

     EBC is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"), and as such, is subject to regulation and examination by the Federal Reserve Board and is required to file with the Federal Reserve Board annual reports and other information regarding the business operations of itself and its subsidiaries. The Act provides that a bank holding company may be required to obtain Federal Reserve Board approval for the acquisition of more than 5% of the voting securities or substantially all of the assets of any bank or bank holding company, unless it already owns a majority of the voting securities of such bank. The Act prohibits EBC from engaging in any business other than banking or bank-related activities specifically allowed by the Federal Reserve Board. The Act also prohibits EBC and its subsidiaries from engaging in certain tie-in arrangements in connection with the extension of credit, the lease or sale of property or the provision of any services. Under Title VI of the Financial Institutions, Reform, Recovery and Enforcement Act of 1989, the Act has been amended to authorize bank holding companies to acquire savings and thrift institutions without tandem operations restrictions. Recent legislation passed by Congress will permit bank holding companies to acquire securities, insurance and other financial services related businesses and, thus, permit bank holding companies to engage in a wide range of financial activities not previously permitted.

     EBC's two banking subsidiaries ("the Banks") are subject to a variety of regulations concerning the maintenance of reserves against deposits, limitations on the rates that can be charged on loans or paid on deposits, branching, restrictions on the nature and amounts of loans and investments that can be made and limits on daylight overdrafts. All of the Banks are regulated by the Federal Deposit Insurance Corporation. In addition, as state banking associations, SBC and FAB are subject to the regulation and supervision of Alabama and Florida State Bank Departments, respectively.

     The Banks are limited in the amount of dividends they may declare. Prior approval must be obtained from the appropriate regulatory authorities before dividends can be paid by the Banks to EBC if the amount of adjusted capital, surplus and retained earnings is below defined regulatory limits. See Note 15 of Notes to the Consolidated Financial Statements, which is incorporated by reference into Item 7 of this Annual Report on Form 10-KSB. The Banks are also restricted from extending credit or making loans to or investments in EBC and certain other affiliates as defined in the Federal Reserve Act. Furthermore, loans and extensions of credit are subject to certain other collateral requirements.

Employees
---------

     At December 31, 1999, EBC and its subsidiaries had approximately 122 full-time equivalent employees and considers its relationship with its employees to be good.

Executive Officers
------------------

     See Item 9 below.


ITEM 2.   DESCRIPTION OF PROPERTY.
          -----------------------

Properties
----------

     The two banking subsidiaries of EBC hold in fee and primarily occupy their main office buildings. In addition, the subsidiaries occupy and operate branches located in eight (8) communities throughout Alabama and Florida. The majority of the branch locations are held in fee. The locations not held in fee are leased for various terms. EBC leases real property in connection with its corporate administrative operations. EBC does not own any real property. The administrative office space required for EBC's officers and employees is leased from a third party.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

Legal Proceedings
-----------------

     EBC and its subsidiaries have been named as defendants in various legal actions arising from normal business activities in which damages of various amounts are claimed. The amount, if any, of ultimate liability with respect to such matters cannot be determined. However, after consulting with legal counsel, management believes any such liability will not have a material effect on EBC's consolidated financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     Not applicable.


                                    PART II
                                    -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          --------------------------------------------------------

     The common stock of EBC is traded as a NASDAQ - Small Cap security under the symbol "EUFA." EBC has approximately 445 holders of record. The information otherwise required in response to this Item is incorporated by reference from the disclosure contained under the caption "Table 15: Common Stock Market Price and Dividends Per Share" of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

     The information required in response to this Item is incorporated by reference from the disclosure contained under the captions "Overview," "Balance Sheet Analysis," "Capital Adequacy and Resources," "Asset-Liability Management," "Selected Financial Data," and "Quarterly Results of Operations" of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.


ITEM 7.   FINANCIAL STATEMENTS.
          --------------------

     The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Independent Auditor's Report" and the accompanying financial statements and notes at pages 15 through 35 of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

     Not applicable.

                                    PART III
                                    --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
          -------------------------------------------------

     The following shows the executive officers of EBC:

     James R. Balkcom, 55     Chairman of EBC since December 18, 1999.

     Gregory B. Faison, 52    President and CEO of EBC since November 1988.

     John E. Burns, 41        Chief Financial Officer and Principal Accounting
                              Officer of EBC since May, 1999 and Secretary and
                              Treasurer since March 2000; Chief Financial
                              Officer, Secretary-Treasurer, NetSafe, Inc.,
                              Richardson, Texas, 1998-1999; Sr. Vice President,
                              Chief Financial Officer, Secretary-Treasurer,
                              First United Bancshares, Inc., Eldorado, Arkansas, prior to 1998.

     The remaining information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2000 Annual Meeting under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1999 fiscal year covered by this Annual Report on Form 10-KSB.


ITEM 10.  EXECUTIVE COMPENSATION.
          ----------------------

     The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2000 Annual Meeting under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1999 fiscal year covered by this Annual Report on Form 10-KSB.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2000 Annual Meeting under the caption "Voting Securities and Principal Stockholders" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1999 fiscal year covered by this Annual Report on Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2000 Annual Meeting under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 1999 fiscal year covered by this Annual Report on Form 10-KSB.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

ITEM 13(a)  EXHIBITS
----------  --------

Exhibit No.      Description
-----------      -----------

3.1 Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB (File No. 33-23062) filed with the Commission on March 23, 1998, and incorporated herein by reference).

3.2 Bylaws of the Registrant (amended and restated as of March 18, 1998) (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-KSB (File No. 33-23062) filed with the Commission on March 23, 1998 and incorporated by reference).

4 Articles 4, 5, 8, 9 and 10 of the Certificate of Incorporation and Article II of the Bylaws contained at Exhibits 3.1 and 3.2, respectively, herein and incorporated herein by reference.

10.1 Eufaula Bank & Trust Company Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB (File No. 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference.)

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

10.4 Director Stock Purchase Plan (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on March 23, 1998, and incorporated herein by reference).

10.5 Deferred Compensation Agreement between Eufaula Bank & Trust Company and Director (Sample Form) effective July 23, 1996 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.6 Eufaula BancCorp, Inc. 1999 Stock Option Plan (filed as an Exhibit to the Registrant's Proxy Statement dated April 20, 1999 for its 1999 Annual Meeting of Stockholders and incorporated herein by reference).

13 Eufaula BancCorp, Inc. 1999 Annual Report to Stockholders (portions incorporated by reference in this Form 10-KSB).

21 Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-48491), filed with the Commission on April 6, 1998 and incorporated herein by reference).

23               Consent of Mauldin & Jenkins LLC.

24 Power of Attorney relating to this Annual Report on Form 10-KSB is set forth on the signature pages to this Annual Report.

27               Financial Data Schedule.


ITEM 13(b)  REPORTS ON FORM 8-K.
----------  -------------------

     Not applicable.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2000.


                                         EUFAULA BANCCORP, INC.


                                         /s/ John S. Burns
                                         ------------------------------------
                                         By: John S. Burns
                                             Chief Financial Officer
                                             and Principal Accounting Officer

                               POWER OF ATTORNEY
                               -----------------

     Each person whose signature appears below hereby authorizes Gregory B. Faison and/or John E. Burns, to file one or more amendments to this Annual Report on Form 10-KSB, which amendments may make such changes to the Annual Report on Form 10-KSB as he deems appropriate, and each such person hereby appoints Gregory B. Faison and/or John E. Burns as his lawful attorney-in-fact to execute in the name and on behalf of each such person individually, and in each capacity stated below, any such amendments to the Annual Report on Form 10-KSB.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                      DATE
--------------------------  -------------------------------  -----------------

/s/ James R. Balkcom             Chairman of the Board         March 28, 2000
--------------------------
James R. Balkcom

/s/ Gregory B. Faison        President and Chief Executive     March 28, 2000
--------------------------         Officer, Director
Gregory B. Faison

/s/ John E. Burns            Chief Financial Officer, and      March 28, 2000
--------------------------   Principal Accounting Officer
John E. Burns

/s/ Robert M. Dixon                    Director                March 28, 2000
--------------------------
Robert M. Dixon

\s\ Michael C. Dixon, Sr.              Director                March 28, 2000
--------------------------
Michael C. Dixon, Sr.

\s\ James J. Jaxon, Jr.                Director                March 28, 2000
--------------------------
James J. Jaxon, Jr.

\s\ Burt H. Rowe, Jr.                  Director                March 28, 2000
--------------------------
Burt H. Rowe, Jr.

                                       Director
--------------------------
Janice R. Biggers

--------------------------             Director
Thomas A. Harris

--------------------------             Director
Frank Z. McRight

                            EUFAULA BANCCORP, INC.
                          ANNUAL REPORT ON FORM 10-K
                               December 31, 1999



                                 EXHIBIT INDEX
                                 -------------


Exhibit No.    Description
-----------    -----------

3.1            Restated Certificate of Incorporation of the Registrant (filed as
               Exhibit 3.1 to the Registrant's Annual Report on Form 10-KSB (File No. 33-23062) filed with the Commission on March 23,
               1998, and incorporated herein by reference).

3.2 Bylaws of the Registrant (amended and restated as of March 18, 1998) (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-KSB (File No. 33-23062) filed with the Commission on March 23, 1998 and incorporated by reference).

4 Articles 4, 5, 8, 9 and 10 of the Certificate of Incorporation and Article II of the Bylaws contained at Exhibits 3.1 and 3.2, respectively, herein and incorporated herein by reference.

10.1 Eufaula Bank & Trust Company Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB (File No. 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference.)

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

10.4 Director Stock Purchase Plan (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on March 23, 1998, and incorporated herein by reference).

10.5 Deferred Compensation Agreement between Eufaula Bank & Trust Company and Director (Sample Form) effective July 23, 1996 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.6 Eufaula BancCorp, Inc. 1999 Stock Option Plan (filed as an Exhibit to the Registrant's Proxy Statement dated April 20, 1999 for its 1999 Annual Meeting of Stockholders and incorporated herein by reference).

13 Eufaula BancCorp, Inc. 1999 Annual Report to Stockholders (portions incorporated by reference in this Form 10-KSB).

21 Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-48491), filed with the Commission on April 6, 1998 and incorporated herein by reference).

23             Consent of Mauldin & Jenkins LLC.

24 Power of Attorney relating to this Annual Report on Form 10-KSB is set forth on the signature pages to this Annual Report.

27             Financial Data Schedule.