Form 10QSB
period 2000-03-31
EUFAULA BANCORP INC
filed 2000-05-12
CIK 836043

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                  FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                March 31, 2000

                       Commission file number:  0-29422


                            Eufaula BancCorp, Inc.
            (Exact name of Registrant as specified in its charter)

               Delaware                                   63-0989868
        (State of Incorporation)            (I.R.S. Employer Identification No.)

         224 East Broad Street
            Eufaula, Alabama                                36027
(Address of principal executive offices)                  (Zip Code)

                                (334) 687-3581
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



               Yes     X       No
                    -------       --------

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at March 31, 2000 was 2,625,273.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            EUFAULA BANCCORP, INC.
                                  FORM 10-QSB
                                March 31, 2000



                                     INDEX


PART I.        Financial Information:

Item 1.        Consolidated Statements of Condition, March 31,
               2000 and December 31, 1999.                                 3

               Consolidated Statements of Income for the
               Three Months Ended March 31, 2000 and 1999.                 4

               Consolidated Statements of Cash Flow for the
               Three Months Ended March 31, 2000 and 1999.                 5

               Notes to Consolidated Financial Statements.                 6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.           7-11


PART II.       Other Information

Item 1.        Legal Proceedings                                          12

Item 2.        Change in Securities                                       12

Item 3.        Defaults Upon Senior Securities                            12

Item 4.        Submission of Matters to a Vote of Security
               Holders                                                    12

Item 5.        Other Information                                          12

Item 6.        Exhibits and Reports on Form 8-K                           12

               Signatures                                                 13

Part I.                        EUFAULA BANCCORP, INC.
Item 1                  CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)

                                                                        March 31,          December 31,
                                                                          2000                1999
                                                                        --------           -----------
(In thousands, except per share data)
ASSETS
Cash and Due From Banks.....................................            $  9,759             $ 10,301
Short-Term Investments:
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell...............................                   0                  400
  Other Short-Term Investments..............................                   0                   47
                                                                        --------             --------
Total Short-Term Investments................................                   0                  447
Securities Available-for-Sale...............................              26,038               22,716
Investment Securities.......................................              16,557               11,084
Total Loans.................................................             216,401              205,945
  Allowance for Loan Losses.................................              (2,806)              (2,556)
                                                                        --------             --------
  Net Loans.................................................             213,595              203,389
Premises and Equipment......................................               6,670                6,530
Goodwill....................................................               1,293                1,312
Other Real Estate...........................................                 486                  141
Other Assets................................................               4,857                4,902
                                                                        --------             --------
   Total Assets.............................................            $279,255             $260,822
                                                                        ========             ========
LIABILITIES
Deposits:
  Demand....................................................
  Savings and Interest-Bearing Demand.......................            $ 33,422             $ 25,351
  Time......................................................              70,513               65,758
                                                                         140,558              135,076
   Total Deposits...........................................            --------             --------
Federal Funds Purchased and Securities Sold Under                        244,493              226,185
  Agreements to Repurchase..................................
Other Liabilities...........................................              11,762               11,617
Notes Payable...............................................               2,009                2,551
                                                                           1,000                1,000
   Total Liabilities........................................            --------             --------
                                                                         259,264              241,353
CAPITAL ACCOUNTS                                                        --------             --------
Preferred Stock (Par value of $.10; 50 shares authorized in
 1999 and 1998; none outstanding)...........................                   0                    0
Common Stock (Par value of $1.00; 5,000 shares authorized;
 2,625 and 2,625 shares outstanding in 2000 and 1999,
 respectively)..............................................               2,625                2,625
Surplus.....................................................               6,059                6,059
Undivided Profits...........................................              11,862               11,431
Accumulated Other Comprehensive Income......................                (555)                (646)
   Total Capital Accounts...................................            --------             --------
                                                                          19,991               19,469
   Total Liabilities and Capital Accounts...................            --------             --------
                                                                        $279,255             $260,822
                                                                        ========             ========

                            EUFAULA BANCCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                            Three Months Ended
                                                                  March 31,
                                                           --------------------
                                                            2000          1999
                                                           ------        ------
(In thousands, except per share data)

INTEREST INCOME
Interest and Fees on Loans.........................        $4,884        $3,759
Interest on Securities:
  Taxable Securities...............................           434           329
  Nontaxable Securities............................           188            96
Interest on Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell.............................            15             0
Interest on Deposits in Banks......................             0             0
                                                           ------        ------


    TOTAL INTEREST INCOME..........................         5,521         4,184
                                                           ------        ------

INTEREST EXPENSE
Interest on Deposits...............................         2,557         1,855
Interest on Federal Funds Purchased and Securities
  Sold Under Agreements to Repurchase..............           155            67
Interest on Notes Payable..........................            22             0
                                                           ------        ------

    TOTAL INTEREST EXPENSE.........................         2,734         1,922
                                                           ------        ------
    NET INTEREST INCOME............................         2,787         2,262
Provision for Possible Loan Losses.................           256           309
                                                           ------        ------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES......................         2,531         1,953
                                                           ------        ------


OTHER INCOME
Service Charges on Deposit Accounts................           243           223
Security Gains.....................................             0             0
Other Operating Income.............................           192           276
                                                           ------        ------

    TOTAL OTHER INCOME.............................           435           499
                                                           ------        ------

OTHER EXPENSE
Salaries...........................................           913           810
Employee Benefits..................................           350           339
Net Occupancy Expense..............................           155            94
Equipment Expense..................................           147           134
Data Processing Expense............................           107            82
Other Operating Expenses...........................           531           659
                                                           ------        ------
    TOTAL OTHER EXPENSE............................         2,203         2,118
                                                           ------        ------

INCOME BEFORE INCOME TAXES.........................           763           334
INCOME TAX EXPENSE.................................           213           109
                                                           ------        ------
    NET INCOME.....................................        $  550        $  225
                                                           ======        ======

EARNINGS PER SHARE:
    BASIC..........................................        $ 0.21        $ 0.09
                                                           ======        ======
    DILUTED........................................        $ 0.20        $ 0.08
                                                           ======        ======
AVERAGE SHARES ISSUED AND
OUTSTANDING........................................         2,625         2,621

FULLY DILUTED SHARES ISSUED AND
OUTSTANDING........................................         2,743         2,751

                             EUFAULA BANCCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                  Three Months Ended
                                                                          -------------------------------------
                                                                          March 31, 2000         March 31, 1999
                                                                          --------------         --------------

(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income......................................................             $    550              $    225
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
   Depreciation.................................................                  129                   114
   Amortization of Goodwill.....................................                   20                     0
   Provision for Possible Loans Losses..........................                  250                   293
   Gain on Sales of Securities..................................                    0                     0
   Accretion of Bond Discount, Net..............................                  143                     0
   (Increase) Decrease in Other Assets..........................                 (553)                  884
   Increase (Decrease) in Other Liabilities.....................                 (543)                5,094
                                                                             --------              --------
Net Cash Provided by Operating Activities.......................                   (4)                6,610
                                                                             --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities..............                  200                   888
 Proceeds from Maturities of Securities Available-for-Sale......                    0                     0
 Proceeds from Sales of Securities Available-for-Sale...........                    0                     0
 Purchase of Investment Securities..............................               (5,799)                    0
 Purchase of Available-for-Sale Securities......................               (2,952)                 (525)
 Increase (Decrease) in Federal Funds, Net......................                  545                    74
 (Increase) Decrease in Other Short-Term Investments............                    0                     0
 Increase in Loans..............................................              (10,455)              (25,059)
 Capital Additions..............................................                 (268)                 (381)
                                                                             --------              --------
Net Cash Used in Investing Activities...........................              (18,729)              (25,003)
                                                                             --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Demand, Savings and Interest-bearing
     Demand Deposits............................................               12,826                     0
Increase in Time Deposits.......................................                5,483                19,416
Repayment of Notes Payable......................................                    0                     0
Exercise of Stock Options.......................................                    0                     0
Dividends Paid..................................................                 (118)                 (111)
                                                                             --------              --------
Net Cash Provided by (Used in) Financing Activities.............               18,191                19,305
                                                                             --------              --------
Net Increase (Decrease) in Cash and Cash Equivalents............                 (542)                  912
Cash and Cash Equivalents, Beginning............................               10,301                 7,920
Cash and Cash Equivalents, Ending...............................             $  9,759              $  8,832
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

     The consolidated statements of condition as of March 31, 2000 and the related consolidated statements of income for the three month period ended March 31, 2000 and 1999 and the consolidated statements of cash flows for the three month period ended March 31, 2000 and 1999 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.


2.   Results of Operations

     The results for the three month period ended March 31, 2000 are not necessarily indicative of the results for the entire year of 2000. This report should be read in conjunction with EBC's 1999 Annual Report to Shareholders for a complete understanding of EBC's accounting policies and their effect on the financial statements as a whole.


3.   Capital Accounts

     Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 2,625,273 for 1999 and 1998. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 117,000 in 2000 and 131,000 in 1999.


4.   Comprehensive Income (Loss)

     In January, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain (loss) on securities available for sale, net of tax, was $641 thousand and $136 thousand for the three months ended March 31, 2000 and 1999, respectively.


5.   Supplementary Data for Cash Flows

     Interest paid on notes payable during the three months ended March 31, 2000 and 1999 amounted to $22 thousand and $0 respectively.

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

Forward Looking Statements
--------------------------

     This 10-QSB contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company's SEC reports, including but not limited to the report on Form 10-QSB for the quarter ended March 31, 2000.

Results of Operations
---------------------

     Net income for the three months ended March 31, 2000 was $550 million, or $0.210 per share compared with $225 million, or $ 0.086 per share during the same period in 1999. The annualized return on average assets from continuing operations for the three months ended March 31, 2000 and 1999 was 0.81% and 0.46% respectively, while the annualized return on average equity was 11.24% and 4.75% respectively for the same periods.

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

     On a tax equivalent basis, net interest income for the first three months of 2000 was $2.9 million compared with $2.3 million in the first three months of 1999. Net interest income also increased when compared with 1998. This increase in net interest income was primarily the result of higher loan volume and increased income from nontaxable securities. The net interest margin through March 31, 2000 was 4.30% compared with 4.69% and 5.04% for the years ended December 31, 1999 and 1998, respectively. EBC expects no material change in the net interest margin through the remainder of 2000.

     EBC has debt of approximately $1million at March 31, 2000 and interest expense associated with this debt totaled $22 thousand during the first three months of 2000 compared with $ 0 during the same period in 1999.

     The following table is a comparison of the net interest margin:


                                     March 31,             December 31,
                                       2000             1999        1998
                                       ----             ----        ----

Yield on Earning Assets                8.83%            8.83%       9.16%
Break-even Yield                       4.53%            4.14%       4.12%
Net Interest Margin                    4.30%            4.69%       5.04%
Net Interest Spread                    3.63%            4.08%       4.25%

Loans and Leases
----------------

     EBC's gross loans and leases totaled $216.4 million at March 31, 2000 compared with $205.9 million at December 31, 1999. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

     A sound credit policy combined with periodic and independent credit reviews is the key factor of the credit risk management program. All affiliate banks operate under written loan policies that help maintain a consistent lending function and provide sound credit decisions. Credit decisions continue to be based on the borrower's cash flow position and the value of the underlying collateral, as well as other relevant factors. Each bank is responsible for evaluating its loans to identify those credits beginning to show signs of deterioration so that prompt corrective action may be taken. In addition, a loan review staff operates independently of the affiliate banks. This review team performs periodic examinations of each bank's loans and related documentation. Results of these examinations are reviewed with the Chairman and Chief Executive Officer, the management and board of the respective affiliate banks and the Audit Committees.

     The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:


                                     March 31,               December 31,
                                       2000               1999         1998
                                     --------             ----         ----
(In thousands)
Non-performing loans:
 Non-accrual loans:
  Commercial & Financial              $  109              $ 274       $  111
  Real Estate                            297                 71          185
  Consumer                                26                 54           16
                                      ------              -----       ------
                                      $  432              $ 399       $  312
                                      ------              -----       ------
Past due 90 days or more
   and still accruing:
  Commercial                          $  145              $   0       $    0
  Real Estate                             80                  0            0
  Consumer                                 7                  0            8
                                      ------              -----       ------
                                      $  232              $   0       $    8
                                      ------              -----       ------
Renegotiated  Loans:                  $    0              $   0       $    0
                                      ------              -----       ------

Total non-performing Loans:           $  665              $ 399       $  320
Other Real Estate, Net                   486                141        1,276
                                      ------              -----       ------

Total non-performing
 Assets:                              $1,151              $ 540       $1,596
                                      ======              =====       ======
Non-Performing Loans as a %
 of Outstanding Loans                   0.53%               .19%         .21%
Non-Performing Assets as a
 % of Equity Capital                    5.87%              2.77%        8.43%


     All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of March 31, 2000.

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

     During the first three months 2000, EBC made provisions for loan losses of $256 thousand compared with $309 thousand for the same period in 1999. Total non-performing loans increased $266 thousand from $399 thousand at December 31, 1999 to $665 thousand at March 31, 2000. Net charge-offs through March 31, 2000 totaled $6 thousand.


                                         March 31,    Year Ended December 31,
                                           2000         1999          1998
                                         --------     --------      --------

Allowance as a percentage of total
loans and leases                           1.30%        1.24%         .88%


     The allowance for loan losses as a percentage of non-performing loans was approximately 422% at March 31, 2000, compared with 641% at December 31, 1999.


Securities Available for Sale
-----------------------------


                                         March 31,           December 31,
                                           2000            1999       1998
                                         --------        --------   --------

(In thousands)
Market Value                             $26,038         $22,716    $21,219
Amortized Cost                            26,892          23,793     21,066
                                         -------         -------    -------
  Difference                             $  (854)        $(1,077)   $   153
                                         =======         =======    =======


Investment Securities
---------------------

     During the first three months of 2000, EBC had no security gains or losses.


                                     March 31,           December 31,
                                       2000             1999      1998
                                     --------         --------  --------

(In thousands)
Market Value                         $16,683          $11,158    $7,602
Amortized Cost                        16,557           11,084     7,221
                                     -------          -------    ------
  Difference                         $   126          $    74    $  381
                                     =======          =======    ======


     At March 31, 2000, EBC's securities portfolio classified as Investment Securities was composed primarily of municipal and long-term corporate securities.



Non-Interest Income
-------------------

     Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, brokerage fees, mortgage service fees and service charges on deposit accounts.

     The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

                                   Three Months Ended
                                       March 31,                Change
                                    2000        1999         $           %
                                   ------      ------      -----       -----

(Dollars in Thousands)

Service Charges on Deposit
Accounts                           $ 243       $ 223       $ 20         8.96 %
Security Gains (Losses)                0           0          0            0 %
Other Income                         192         276        (84)      (30.43)%
                                   -----       -----       ----      -------
     Total Other Income            $ 435       $ 499       $(64)      (12.82)%
                                   =====       =====       ====      =======

Excluding security gains and losses, non-interest income decreased approximately $64 thousand when comparing 2000 with 1999 results. EBC is focusing on non-interest income revenues and opportunities to increase fee income.


Non-Interest Expense
--------------------

     Control of non-interest expenses continues to be one of EBC's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:

                                 Three Months Ended
                                     March 31,              Change
                                  2000        1999      $            %
                                 ------      ------   -----        -----
(Dollars in Thousands)

Salaries                         $  913      $  810   $ 103        12.71 %
Pension and Employee Benefits       350         339      11         3.24 %
Net Occupancy Expense               155          94      61        64.89 %
Equipment Expense                   147         134      13         9.70 %
Data Processing Expense             107          82      25        30.48 %
Other Operating Expense             531         659    (128)      (19.43)%
                                 ------      ------   -----       ------
     Total Non-Interest Expense  $2,203      $2,118   $  85         4.01 %
                                 ======      ======   =====       ======

Income Taxes
------------

     The effective tax rate of EBC for the three month period ended March 31, 2000 was 28% compared to 33% for the same period in 1999.


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

     EBC's equity capital totaled $19.99 million at March 31, 2000, compared to the December 31, 1999 level of $19.47 million. The growth and retention of earnings continues to be EBC's primary source of additional capital. Currently, EBC does not have any plans for issuing subordinated notes and EBC has not issued any new common or preferred stock during the past twelve months.

     The table presented below is a comparison of capital ratios:


                                        March 31,            December 31,
                                          2000            1999         1998
                                        --------        --------     --------

Equity Capital to Total Assets            7.16%           7.71%        9.33%
Primary Capital to Total Assets           8.08%           7.71%        9.33%

     The table presented below is a comparison of EBC's capital position with regulatory capital requirements:

                                          March 31,          Regulatory
                                            2000            Requirements
                                          --------          ------------

Total Capital/Total Assets                  8.08%               6.00%

Primary Capital/Total Assets                8.08%               5.50%

Total Risk Based Capital                   10.05%               8.00%

Tier 1 Capital                              8.80%               4.00%

Leverage Ratio                              6.73%               3.00%


Note: Unrealized gains on securities available-for-sale have been excluded when computing capital ratios.

     Liquidity management is concerned with meeting the cash requirements of customers, including the withdrawal of funds by depositors or drawing down of approved lines of credit and commitments by borrowers. EBC is aided significantly in meeting its short-term liquidity needs by its strong capital position, its high rate of internal capital generation and its level of loan loss reserves.


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

     The following table sets forth the dividend payout ratio for the last two years and for the three months ended March 31, 2000:


                                      March 31,             Year Ended,
                                        2000              1999       1998
                                      --------          --------   --------

Dividend payout ratio                  21.48%            26.56%      45.71%


Asset - Liability Management
----------------------------

     EBC, like most financial institutions, provides for the relative stability in profits and the control in interest rate risk through asset-liability management. An important element of asset-liability management is the analysis and examination of the extent to which such assets and liabilities are interest rate sensitive and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets expected to mature or reprice within a time period and the amount of interest-bearing liabilities expected to mature or reprice within that same time period. A gap is considered negative when the amount of interest rate sensitive liabilities maturing within a specific time frame exceeds the amount of interest rate sensitive assets maturing within that same time frame. During a period of falling interest rates, a negative gap tends to result in an increase in net interest income. Whereas in a rising interest rate environment, an institution with a negative gap could experience the opposite results.

     EBC continually monitors its asset-liability position in order to maximize profits and minimize interest rate risk. Additionally, EBC can reduce the impact that changing interest rates have on earnings and adapt to changes in the economic environment by closely monitoring its Statement of Condition. There have been no material changes in EBC's asset-liability position since December 31, 1999.

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



                                    EBC BANCSHARES, INC.


                                    BY /s/ John E. Burns
                                       --------------------------
                                       John E. Burns
                                       Chief Financial Officer and
                                       Principal Accounting Officer



Date:  May 10, 2000