Form 10QSB
period 2000-06-30
EUFAULA BANCORP INC
filed 2000-08-14
CIK 836043

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                    FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                 June 30, 2000

                       Commission file number:  0-29422


                            Eufaula BancCorp, Inc.
            (Exact name of Registrant as specified incits charter)

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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at June 30, 2000 was 2,625,273.

                            EUFAULA BANCCORP, INC.
                                  FORM 10-QSB
                                 June 30, 2000



                                     INDEX


PART I.      Financial Information:

Item 1.      Consolidated Statements of Condition, June
             30, 2000 and December 31, 1999.                                  3

             Consolidated Statements of Income for the
             Three and Six months ended June 30, 2000 and                     4
             1999.

             Consolidated Statements of Cash Flow for the
             Six months ended June 30, 2000 and 1999.                         5

             Notes to Consolidated Financial Statements.                      6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.                                                   7-11

PART II.     Other Information


Item 1.      Legal Proceedings                                               12

Item 2.      Change in Securities                                            12

Item 3.      Defaults Upon Senior Securities                                 12

Item 4.      Submission of Matters to a Vote of Security
             Holders                                                         12

Item 5.      Other Information                                               12

Item 6.      Exhibits and Reports on Form 8-K                                12

             Signatures                                                      13

Part I.                     EUFAULA BANCCORP, INC.
Item 1               CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)


                                                                           June 30,       December 31,
                                                                             2000             1999
                                                                          ---------       -----------
(In thousands, except per share data)
ASSETS
Cash and Due From Banks.................................................  $ 10,773          $ 10,301
                                                                          --------          --------
Short-Term Investments:
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell...........................................       400               400
  Other Short-Term Investments..........................................         0                47
                                                                          --------          --------
Total Short-Term Investments............................................       400               447
Securities Available-for-Sale...........................................    27,488            22,716
                                                                          --------          --------
Investment Securities...................................................    19,541            11,084
                                                                          --------          --------
Total Loans.............................................................   228,165           205,945
  Allowance for Loan Losses.............................................    (2,968)           (2,556)
                                                                          --------          --------
   Net Loans............................................................   225,197           203,389
                                                                          --------          --------
Premises and Equipment..................................................     6,595             6,530
                                                                          --------          --------
Goodwill................................................................     1,273             1,312
                                                                          --------          --------
Other Real Estate.......................................................       628               141
                                                                          --------          --------
Other Assets............................................................     5,157             4,902
                                                                          --------          --------
   Total Assets.........................................................  $297,052          $260,822
                                                                          ========          ========
LIABILITIES
Deposits:
  Demand................................................................  $ 31,834          $ 25,351
  Savings and Interest-Bearing Demand...................................    66,861            65,758
  Time..................................................................   152,987           135,076
                                                                          --------          --------
   Total Deposits.......................................................   251,682           226,185
Federal Funds Purchased and Securities Sold Under
  Agreements to Repurchase..............................................    21,066            11,617
Notes Payable...........................................................     1,000             1,000
Other Liabilities.......................................................     2,730             2,551
                                                                          --------          --------
   Total Liabilities....................................................   276,478           241,353
                                                                          --------          --------
CAPITAL ACCOUNTS
Preferred Stock (Par value of $.10; 50 shares authorized in 1999
  and 1998; none outstanding)...........................................         0                 0
Common Stock (Par value of $1.00; 5,000 shares authorized; 2,625 and
 2,625 shares outstanding in 2000 and 1999, respectively)...............     2,625             2,625
Surplus.................................................................     6,059             6,059
Undivided Profits.......................................................    12,392            11,431
Accumulated Other Comprehensive Income..................................      (502)             (646)
                                                                          --------          --------
   Total Capital Accounts...............................................    20,574            19,469
                                                                          --------          --------
   Total Liabilities and Capital Accounts...............................  $297,052          $260,822
                                                                          ========          ========

                            EUFAULA BANCCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                           Three months ended           Six months ended
                                                                 June 30,                    June 30,
                                                          ----------------------      ----------------------
(In thousands, except per share data)                       2000           1999          2000          1999
                                                           ------         ------       -------        ------
INTEREST INCOME
Interest and Fees on Loans.........................        $5,288         $4,431       $10,172        $8,216
Interest on Securities:
  Taxable Securities...............................           508            326           942           651
  Nontaxable Securities............................           233             97           421           195
Interest on Federal Funds Sold and
  Securities Purchased Under
    Agreements to Resell.............................           3             74            18            74
Interest on Deposits in Banks......................             0              2             0             3
                                                           ------         ------       -------        ------

    TOTAL INTEREST INCOME..........................         6,032          4,930        11,553         9,139
                                                           ------         ------       -------        ------

INTEREST EXPENSE
Interest on Deposits...............................         2,751          2,167         5,308         4,022
Interest on Federal Funds Purchased
  and Securities Sold Under Agreements to
  Repurchase......................................            293            115           448           183
Interest on Notes Payable..........................            30              0            52             0
                                                           ------         ------       -------        ------
    TOTAL INTEREST EXPENSE.........................         3,074          2,282         5,808         4,205
                                                           ------         ------       -------        ------

    NET INTEREST INCOME............................         2,958          2,648         5,745         4,934
Provision for Possible Loan Losses.................           252            366           508           675
                                                           ------         ------       -------        ------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES......................         2,706          2,282         5,237         4,259
                                                           ------         ------       -------        ------
OTHER INCOME
Service Charges on Deposit Accounts................           273            259           516           483
Security Gains.....................................           (16)             0           (16)            0
Other Operating Income.............................           203            225           395           441
                                                           ------         ------       -------        ------

    TOTAL OTHER INCOME.............................           460            484           895           924
                                                           ------         ------       -------        ------

OTHER EXPENSE
Salaries...........................................           935            837         1,848         1,647
Employee Benefits..................................           295            331           645           670
Net Occupancy Expense..............................           173            105           328           199
Equipment Expense..................................           132            156           279           290
Data Processing Expense............................           128             87           235           169
Other Operating Expenses...........................           623            572         1,154         1,278
                                                           ------         ------       -------        ------
    TOTAL OTHER EXPENSE............................         2,286          2,088         4,489         4,171
                                                           ------         ------       -------        ------

INCOME BEFORE INCOME TAXES.........................           880            678         1,643         1,012
INCOME TAX EXPENSE.................................           232            228           445           337
                                                           ------         ------       -------        ------
    NET INCOME.....................................        $  648         $  450       $ 1,198        $  675
                                                           ======         ======       =======        ======

EARNINGS PER SHARE:
    BASIC..........................................        $ 0.25         $ 0.17       $  0.46        $ 0.26
                                                           ======         ======       =======        ======
    DILUTED........................................        $ 0.24         $ 0.16       $  0.43        $ 0.24
                                                           ======         ======       =======        ======
AVERAGE SHARES ISSUED AND
 OUTSTANDING.......................................         2,625          2,621         2,625         2,621

FULLY DILUTED SHARES ISSUED AND
   OUTSTANDING.....................................         2,743          2,751         2,743         2,751

                             EUFAULA BANCCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                            Six months ended
                                                                                 June 30,
                                                                     -------------------------------
                                                                        2000                  1999
                                                                     ---------              --------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income......................................................     $   1,198              $    348
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
   Depreciation.................................................           257                   160
   Amortization of Goodwill.....................................            39                     0
   Provision for Possible Loans Losses..........................           508                   649
   Gain on Sales of Securities..................................           (17)                    0
   Accretion of Bond Discount, Net..............................            (2)                 (193)
   (Increase) Decrease in Other Assets..........................          (255)                  218
   Increase (Decrease) in Other Liabilities.....................           179                 1,790
                                                                     ---------              --------
Net Cash Provided by Operating Activities.......................         1,907                 2,972
                                                                     ---------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities..............             0                 1,907
 Proceeds from Maturities of Securities Available-for-Sale......             0                     0
 Proceeds from Sales of Securities Available-for-Sale...........           250                     0
 Purchase of Investment Securities..............................        (3,507)               (1,325)
 Purchase of Available-for-Sale Securities......................          (850)                    0
 Increase (Decrease) in Federal Funds, Net......................             0                (2,050)
 (Increase) Decrease in Other Short-Term Investments............          ( 47)                   45
 Increase in Loans..............................................       (22,220)              (42,515)
 Capital Additions..............................................          (322)                 (505)
                                                                     ---------              --------
Net Cash Used in Investing Activities...........................      ( 26,696)              (44,443)
                                                                     ---------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Demand, Savings and Interest-Bearing
     Demand Deposits............................................         7,586                40,541
Increase in Time Deposits.......................................        17,911                     0
Repayment of Notes Payable......................................             0                 2,150
Exercise of Stock Options.......................................             0                     0
Dividends Paid..................................................          (236)                 (223)
                                                                     ---------              --------
Net Cash Provided by (Used in) Financing Activities.............        25,261                42,468
                                                                     ---------              --------
Net Increase (Decrease) in Cash and Cash Equivalents............           472                   997
Cash and Cash Equivalents, Beginning............................        10,301                 7,820
Cash and Cash Equivalents, Ending...............................     $  10,773              $  8,817
                                                                     =========              ========

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

     The consolidated statements of condition as of June 30, 2000 and the related consolidated statements of income for the six month period ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six month period ended June 30, 2000 and 1999 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.   Results of Operations

     The results for the six month period ended June 30, 2000 are not necessarily indicative of the results for the entire year of 2000. This report should be read in conjunction with EBC's 1999 Annual Report to Shareholders for a complete understanding of EBC's accounting policies and their effect on the financial statements as a whole.

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

4.   Comprehensive Income (Loss)

     In January, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain (loss) on securities available for sale, net of tax, was ($502) thousand and ($646) thousand for the six months ended June 30, 2000 and 1999, respectively.

5.   Supplementary Data for Cash Flows

     Interest paid on notes payable during the six months ended June 30, 2000 and 1999 amounted to $52 thousand and $0 respectively.

6.   Branch Sale

     On August 4, 2000, Southern Bank of Commerce, a subsidiary of Eufaula BancCorp, completed the sale of its Huntsville and Madison, Alabama Branch locations to First American Bank of Decatur, Alabama, a subsidiary of Alabama National BanCorporation, Birmingham, Alabama. The Huntsville and Madison locations had total assets of approximately $66 million and $5.7 million, respectively, as of the closing date. Through the first six months of 2000 these two Branch locations accounted for approximately $384 thousand of the $1.198 million in net income reported by the Company.

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

Forward Looking Statements
--------------------------

     This 10-QSB contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company's SEC reports, including but not limited to the report on Form 10-QSB for the quarter ended June 30, 2000.

Results of Operations
---------------------

     Net income for the three months ended June 30, 2000 was $648 million, or $0.25 per share compared with $450 million, or $0.17 per share during the same
period in 1999.   Net income for the six months ended June 30, 2000 was $1,198 million, or $0.46 per share compared with $675 million, or $0.26 per share during the same period in 1999. The annualized return on average assets from continuing operations for the six months ended June 30, 2000 and 1999 was 0.86% and 0.66% respectively, while the annualized return on average equity was 12.14% and 7.16% respectively for the same periods.

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

     On a tax equivalent basis, net interest income for the first six months of 2000 was $5.97 million compared with $5.04 million in the first six months of
1999.   Net interest income also increased when compared with 1998.  This increase in net interest income was primarily the result of higher loan volume and increased income from nontaxable securities. The net interest margin through June 30, 2000 was 4.46% compared with 4.69% and 5.04% for the years
ended December 31, 1999 and 1998, respectively.   EBC expects no material change
in the net interest margin through the remainder of 2000.

     EBC has debt of approximately $1 million at June 30, 2000 and interest expense associated with this debt totaled $52 thousand during the first six months of 2000 compared with $0 during the same period in 1999.

     The following table is a comparison of the net interest margin:


                                       June 30,      December 31,
                                        2000        1999     1998
                                        ----        ----     ----
Yield on Earning Assets                 8.97%       8.83%    9.16%
Break-even Yield                        4.51%       4.14%    4.12%
Net Interest Margin                     4.46%       4.69%    5.04%
Net Interest Spread                     3.82%       4.08%    4.25%


Loans and Leases
----------------

     EBC's gross loans and leases totaled $228.2 million at June 30, 2000 compared with $205.9 million at December 31, 1999. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

     A sound credit policy combined with periodic and independent credit reviews is the key factor of the credit risk management program. All affiliate banks operate under written loan policies that help maintain a consistent lending function and provide sound credit decisions. Credit decisions continue to be based on the borrower's cash flow position and the value of the underlying collateral, as well as other relevant factors. Each bank is responsible for evaluating its loans to identify those credits beginning to show signs of deterioration so that prompt corrective action may be taken. In addition, a credit administration staff operates independently of the affiliate banks. This review team performs periodic examinations of each bank's loans and related documentation. Results of these examinations are reviewed with the Chairman and Chief Executive Officer, the management and board of the respective affiliate banks and the Audit Committees.

     The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:


                                  June 30,          December 31,
                                   2000           1999        1998
                                  ------          -----      ------
(In thousands)
Non-performing loans:
 Non-accrual loans:
  Commercial & Financial          $   77          $ 274      $  111
  Real Estate                        471             71         185
  Consumer                            32             54          16
                                  $  580          -----      ------
                                                  $ 399      $  312
                                                  -----      ------
Past due 90 days or more
   and still accruing:
  Commercial                      $    0          $   0      $    0
  Real Estate                          0              0           0
  Consumer                            29              0           8
                                                  -----      ------
                                      29          $   0      $    8
                                                  -----      ------
Renegotiated  Loans:              $    0          $   0      $    0
                                                  -----      ------

Total non-performing Loans:       $  609          $ 399      $  320
Other Real Estate, Net            $  628            141       1,276
                                                  -----      ------

Total non-performing
 Assets:                          $2,237          $ 540      $1,596
                                                  =====      ======

Non-Performing Loans as a %
 of Outstanding Loans               0.27%           .19%        .21%
Non-Performing Assets as a
 % of Equity Capital                6.01%          2.77%       8.43%



     All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of June 30, 2000.

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

     During the first six months 2000, EBC made provisions for loan losses of $508 thousand compared with $675 thousand for the same period in 1999. Total non-performing loans increased $210 thousand from $540 thousand at December 31, 1999 to $609 thousand at June 30, 2000. Net charge-offs through June 30, 2000 totaled $96 thousand.


                                          June 30,      Year Ended  December 31,
                                           2000           1999          1998
                                           ----           ----          ----
Allowance as a percentage of total
loans and leases                           1.30%         1.24%          .88%


     The allowance for loan losses as a percentage of non-performing loans was approximately 487% at June 30, 2000, compared with 641% at December 31, 1999.


Securities Available for Sale
-----------------------------


                              June 30,                  December 31,
                                2000               1999             1998
                              -------             -------          -------
(In thousands)
Market Value                  $27,488             $22,716          $21,219
Amortized Cost                 26,716              23,793           21,066
                              -------             -------          -------
  Difference                  $  (772)            $(1,077)         $   153
                              =======             =======          =======


During the first six months of 2000, EBC had no security gains or losses.

Investment Securities
---------------------


                               June 30,                   December 31,
                                2000                 1999             1998
                               -------              -------          ------
(In thousands)
Market Value                   $19,261              $11,158          $7,602
Amortized Cost                  19,541               11,084           7,221
                               -------              -------          ------
  Difference                   $  (280)             $    74          $  381
                               =======              =======          ======


     At June 30, 2000, EBC's securities portfolio classified as Investment Securities was composed primarily of municipal and long-term corporate securities.



Non-Interest Income
-------------------

     Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, brokerage fees, mortgage service fees and service charges on deposit accounts.

     The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:


                                         Six months ended
                                             June 30,               Change
                                       ------------------     -----------------
                                        2000         1999        $         %
                                       -----        -----     -------   -------
(Dollars in Thousands)

Service Charges on Deposit Accounts    $ 516        $ 483      $ 33       6.83%
Security Gains (Losses)                  (16)           0       (16)         -
Other Income                             395          441       (46)    (10.43%)
                                       -----        -----      ----    -------
     Total Other Income                $ 895        $ 924      $(29)     (3.14%)
                                       =====        =====      ====    =======

Excluding security gains and losses, non-interest income decreased approximately $13 thousand when comparing 2000 with 1999 results. EBC is focusing on non-interest income revenues and opportunities to increase fee income.


Non-Interest Expense
--------------------

     Control of non-interest expenses continues to be one of EBC's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:


                                     Six months ended
                                          June 30,               Change
                                    -------------------     -------------------
(Dollars in Thousands)                2000       1999         $            %
                                    --------    -------     ------      -------

Salaries                            $1,848      $1,647      $ 201        12.20%
Pension and Employee Benefits          645         670        (25)       (3.73%)
Net Occupancy Expense                  328         199        129        64.82%
Equipment Expense                      279         290        (11)       (3.79%)
Data Processing Expense                235         169         66        39.05%
Other Operating Expense              1,154       1,278       (124)       (9.70%)
                                    ------      ------      -----       ------
     Total Non-Interest Expense     $4,489      $4,171      $ 318         7.62%
                                    ======      ======      =====       ======


     The increase in non-interest expense when comparing the six months ended June 30, 2000 with the same period in 1999, was primarily the result of higher occupancy costs related to the Huntsville operation. Additionally, the increase in salaries during this same time frame was primarily the result of higher staffing costs at the parent level.


Income Taxes
------------

     The effective tax rate of EBC for the six month period ended June 30, 2000 was 27% compared to 33% for the same period in 1999.


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

     EBC's equity capital totaled $ 20.57 million at June 30, 2000, compared to the December 31, 1999 level of $19.47 million. The growth and retention of earnings continues to be EBC's primary source of additional capital. Currently, EBC does not have any plans for issuing subordinated notes and EBC has not issued any new common or preferred stock during the past twelve months.



     The table presented below is a comparison of capital ratios:


                                         June 30,           December 31,
                                           2000          1999         1998
                                         --------       ------       ------

Equity Capital to Total Assets            6.93%         7.46%        9.37%
Primary Capital to Total Assets           7.85%         8.36%        9.98%

     The table presented below is a comparison of EBC's capital position with regulatory capital requirements:


                                           June 30,             Regulatory
                                             2000              Requirements
                                           --------            ------------

Total Capital/Total Assets                   7.85%                6.00%

Primary Capital/Total Assets                 7.85%                5.50%

Total Risk Based Capital                    10.18%                8.00%

Tier 1 Capital                               8.90%                4.00%

Leverage Ratio                               6.53%                3.00%



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

     The following table sets forth the dividend payout ratio for the last two years and for the six months ended June 30, 2000:


                                 June 30,                 Year Ended,
                                 --------            ----------------------
                                   2000               1999            1998
                                 --------            ------          ------

Dividend payout ratio             19.70%             26.56%           45.71%



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

Item 5.  Other Information
         -----------------

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     The following exhibits are filed with this report or are incorporated by references to previously filed materials.

     Exhibit No.              Description of Exhibit
     -----------              ----------------------


        27                    Financial Data Schedule.


     Reports on Form 8-K
     -------------------

     Filed August 9, 2000 (Huntsville Sale Closing)

                                    SIGNATURES
                                    ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    EUFAULA BANCCORP, INC.

                                    BY /s/ John E. Burns
                                       ----------------------------
                                       John E. Burns

                                       Chief Financial Officer and
                                       Principal Accounting Officer



Date:  August 10, 2000