Form 10QSB
period 2000-09-30
EUFAULA BANCORP INC
filed 2000-11-13
CIK 836043

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                  FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                              September 30, 2000

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



               Yes     X       No
                    -------        -------

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at September 30, 2000 was 2,625,273.


================================================================================

                            EUFAULA BANCCORP, INC.
                                  FORM 10-QSB
                              September 30, 2000



                                     INDEX


                                                                                         Page
                                                                                         ----
PART I.                   Financial Information:

Item 1.                   Consolidated Statements of Condition,
                          September 30, 2000 and December 31, 1999.                        3

                          Consolidated Statements of Income for the
                          Three and Nine months ended September 30,                        4
                          2000 and 1999.

                          Consolidated Statements of Cash Flow for the
                          Nine months ended September 30, 2000 and                         5
                          1999.

                          Notes to Consolidated Financial Statements.                      6

Item 2.                   Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations.                                                   7-11


PART II.                  Other Information

Item 1.                   Legal Proceedings                                               12

Item 2.                   Change in Securities                                            12

Item 3.                   Defaults Upon Senior Securities                                 12

Item 4.                   Submission of Matters to a Vote of Security
                          Holders                                                         12

Item 5.                   Other Information                                               12

Item 6.                   Exhibits and Reports on Form 8-K                                12

                          Signatures                                                      13


Part I.                   EUFAULA BANCCORP, INC.
Item 1              CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)


                                                                                  September 30,             December 31,
                                                                                       2000                     1999
                                                                                  -------------             ------------
(In thousands, except per share data)
ASSETS
Cash and Due From Banks...............................................                $  7,925                 $ 10,301
                                                                                      --------                 --------
Short-Term Investments:
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell.........................................                       0                      400
  Other Short-Term Investments........................................                       0                       47
                                                                                      --------                 --------
Total Short-Term Investments..........................................                       0                      447
Securities Available-for-Sale.........................................                  22,030                   22,716
                                                                                      --------                 --------
Investment Securities.................................................                  20,569                   11,084
                                                                                      --------                 --------
Total Loans...........................................................                 171,963                  205,945
  Allowance for Loan Losses...........................................                  (2,249)                  (2,556)
                                                                                      --------                 --------
  Net Loans...........................................................                 169,714                  203,389
                                                                                      --------                 --------
Premises and Equipment................................................                   6,011                    6,530
                                                                                      --------                 --------
Goodwill..............................................................                   1,253                    1,312
                                                                                      --------                 --------
Other Real Estate.....................................................                      30                      141
                                                                                      --------                 --------
Other Assets..........................................................                   4,564                    4,902
                                                                                      --------                 --------
   Total Assets.......................................................                $232,096                 $260,822
                                                                                      ========                 ========
LIABILITIES
Deposits:
  Demand..............................................................                $ 26,014                 $ 25,351
  Savings and Interest-Bearing Demand.................................                  54,168                   65,758
  Time................................................................                 117,594                  135,076
                                                                                      --------                 --------
   Total Deposits.....................................................                 197,776                  226,185
Federal Funds Purchased and Securities Sold Under
  Agreements to Repurchase............................................                   5,614                   11,617
Notes Payable.........................................................                   3,500                    1,000
Other Liabilities.....................................................                   2,634                    2,551
                                                                                      --------                 --------
   Total Liabilities..................................................                $209,524                 $241,353
                                                                                      --------                 --------
CAPITAL ACCOUNTS
Preferred Stock (Par value of $.10; 50 shares authorized;
  none outstanding)...................................................                $      0                 $      0
Common Stock (Par value of $1.00; 5,000 shares authorized; 2,625 and
 2,625 shares outstanding in 2000 and 1999, respectively).............                   2,625                    2,625
Surplus...............................................................                   6,059                    6,059
Undivided Profits.....................................................                  14,033                   11,431
Accumulated Other Comprehensive Loss..................................                    (145)                    (646)
                                                                                      --------                 --------
   Total Capital Accounts.............................................                  22,572                   19,469
                                                                                      --------                 --------
   Total Liabilities and Capital Accounts.............................                $232,096                 $260,822
                                                                                      ========                 ========


                            EUFAULA BANCCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                            Three Months Ended           Nine Months Ended
                                                            September 30, 2000           September 30, 2000
                                                           --------------------         -------------------
(In thousands, except per share data)                       2000           1999          2000          1999
                                                           ------         ------        ------       -------
INTEREST INCOME
Interest and Fees on Loans.........................        $4,701         $4,500       $14,873       $12,716
Interest on Securities:
  Taxable Securities...............................           478            320         1,420           971
  Nontaxable Securities............................           254            100           675           295
Interest on Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell.............................             1            191            19           268
Interest on Deposits in Banks......................             0              0             0             0
                                                           ------         ------       -------       -------

    TOTAL INTEREST INCOME..........................         5,434          5,111        16,987        14,250
                                                           ------         ------       -------       -------

INTEREST EXPENSE
Interest on Deposits...............................         2,617          2,267         7,925         6,289
Interest on Federal Funds Purchased
  and Securities Sold Under Agreements to
  Repurchase.......................................           301            257           749           380
Interest on Notes Payable..........................            30             30            82            90
                                                           ------         ------       -------       -------

    TOTAL INTEREST EXPENSE.........................         2,948          2,554         8,756         6,759
                                                           ------         ------       -------       -------

    NET INTEREST INCOME............................         2,486          2,557         8,231         7,491
Provision for Loan Losses..........................           188            329           696         1,004
                                                           ------         ------       -------       -------

    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES......................         2,298          2,228         7,535         6,487
                                                           ------         ------       -------       -------

OTHER INCOME
Service Charges on Deposit Accounts................           287            229           803           712
Security Gains.....................................          (371)            (5)         (387)           (5)
Gain on sale of branches...........................         2,514              0         2,514             0
Other Operating Income.............................           242            465           637           906
                                                           ------         ------       -------       -------

    TOTAL OTHER INCOME.............................         2,672            689         3,567         1,613
                                                           ------         ------       -------       -------

OTHER EXPENSE
Salaries...........................................           859            824         2,707         2,472
Employee Benefits..................................           329            327           974           992
Net Occupancy Expense..............................            95            124           423           380
Equipment Expense..................................           150            130           429           411
Data Processing Expense............................           187             78           422           237
Other Operating Expenses...........................           567            625         1,721         1,787
                                                           ------         ------       -------       -------
    TOTAL OTHER EXPENSE............................         2,187          2,108         6,676         6,279
                                                           ------         ------       -------       -------

INCOME BEFORE INCOME TAXES.........................         2,783            809         4,426         1,821
INCOME TAX EXPENSE.................................         1,024            301         1,469           638
                                                           ------         ------       -------       -------
    NET INCOME.....................................        $1,759         $  508       $ 2,957       $ 1,183
                                                           ======         ======       =======       =======

EARNINGS PER SHARE:
    BASIC..........................................        $ 0.67         $ 0.19       $  1.13       $  0.45
                                                           ======         ======       =======       =======
    DILUTED........................................        $ 0.63         $ 0.18       $  1.06       $  0.43
                                                           ======         ======       =======       =======

AVERAGE SHARES ISSUED AND
 OUTSTANDING.......................................         2,625          2,621         2,625         2,621

FULLY DILUTED SHARES ISSUED AND
 OUTSTANDING.......................................         2,743          2,751         2,743         2,751

                             EUFAULA BANCCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                      Nine Months Ended
                                                                                                         September 30,
                                                                                                 ------------------------------
                                                                                                    2000                 1999
                                                                                                 --------             ---------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                                       $  2,957             $   1,183
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
    Depreciation                                                                                      397                   417
    Amortization of Goodwill                                                                           59                    59
    Provision for Possible Loan Losses                                                                696                 1,004
    Loss on Sales of Securities                                                                       387                     5
    Gain on Sale of Branches                                                                       (2,514)                    0
    (Increase) Decrease in Other Assets                                                              (670)                  315
    Increase in Other Liabilities                                                                     420                   848
                                                                                                 --------             ---------
Net Cash Provided by Operating Activities                                                           1,732                 3,831
                                                                                                 --------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from Maturities of Investment Securities                                                 331                   335
    Proceeds from Maturities of Securities Available-for-Sale                                         494                 1,000
    Proceeds from Sales of Securities Available-for-Sale                                            6,781                 1,967
    Purchase of Investment Securities                                                              (9,816)                 (325)
    Purchase of Available-for-Sale Securities                                                      (6,217)               (3,055)
    Decrease in Federal Funds, Net                                                                    400                 3,645
    Decrease in Other Short-Term Investments                                                           47                     0
    Increase in Loans                                                                             (35,287)              (53,838)
    Net Cash Received from Sale of Branches                                                        17,836                     0
    Capital Additions                                                                                (426)                 (467)
                                                                                                 --------             ---------
Net Cash Used in Investing Activities                                                             (25,857)              (50,738)
                                                                                                 --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in Deposits                                                                           25,607                51,071
    Net Borrowings/(Repayments) on Notes Payable                                                    2,500                (1,100)
    Decrease in Federal funds purchased                                                            (6,003)                    0
    Exercise of Stock Options                                                                           0                    40
    Dividends Paid                                                                                   (355)                 (334)
                                                                                                 --------             ---------
Net Cash Provided by Financing Activities                                                          21,749                49,677
                                                                                                 --------             ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                               (2,376)                2,770
Cash and Cash Equivalents, Beginning                                                               10,301                 7,820
                                                                                                 --------             ---------
Cash and Cash Equivalents, Ending                                                                $  7,925             $  10,590
                                                                                                 ========             =========

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

     The consolidated statements of condition as of September 30, 2000 and the related consolidated statements of income for the nine month period ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the nine month period ended September 30, 2000 and 1999 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.   Results of Operations

     The results for the nine month period ended September 30, 2000 are not necessarily indicative of the results for the entire year of 2000. This report should be read in conjunction with EBC's 1999 Annual Report to Shareholders for a complete understanding of EBC's accounting policies and their effect on the financial statements as a whole.

3.   Capital Accounts

     Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 2,625,000 for 2000 and 2,621,000 for 1999. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 118,000 in 2000 and 130,000 in 1999.

4.   Comprehensive Income (Loss)

     In January, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain (loss) on securities available for sale, net of tax, was $2,116 thousand and $368 thousand for the three months ended September 30, 2000 and 1999, respectively, and $3,458 thousand and $716 thousand for the nine months ended September 30, 2000 and 1999, respectively.

5.   Supplementary Data for Cash Flows

     Interest paid on notes payable during the nine months ended September 30, 2000 and 1999 amounted to $82 thousand and $90, respectively.

6.   Branch Sale

     On August 4, 2000, Southern Bank of Commerce, a subsidiary of Eufaula BancCorp, completed the sale of its Huntsville and Madison, Alabama Branch locations to First American Bank of Decatur, Alabama, a subsidiary of Alabama National BanCorporation, Birmingham, Alabama. The Huntsville and Madison locations had total assets of approximately $66 million and $5.7 million, respectively, as of the closing date. Included in the $2.957 million of net income for the nine months ended September 30, 2000 was a gain on sale of these branches, net of tax of $1.530 million.

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

Forward Looking Statements
--------------------------

     This 10-QSB contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company's SEC reports, including but not limited to the report on Form 10-QSB for the quarter ended September 30, 2000.

Results of Operations
---------------------

     Net income for the three months ended September 30, 2000 was $1,759 thousand, or $0.67 per share compared with $508 thousand, or $0.19 per
share during the same period in 1999.   Net income for the nine months ended
September 30, 2000 was $2,957 thousand, or $1.13 per share compared with $1,183 thousand, or $0.45 per share during the same period in 1999. The annualized return on average assets from continuing operations excluding the non-recurring sale of the Huntsville and Madison branches for the nine months ended September 30, 2000 and 1999 was 0.70% and 0.67% respectively, while the annualized return on average equity excluding the non-recurring sale of the Huntsville and Madison branches was 9.41% and 8.24% respectively for the same periods.

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

     Net interest income for the first nine months of 2000 was $8.2 million
compared with $7.5 million in the first nine months of 1999.   Net interest
income also increased when compared with 1998. This increase in net interest income was primarily the result of higher loan volume and increased income from nontaxable securities. The net interest margin through September 30, 2000 was 4.41% compared with 4.69% and 5.04% for the years ended December 31, 1999 and
1998, respectively.   EBC expects no material change in the net interest margin
through the remainder of 2000.

     EBC had debt of approximately $3.5 million at September 30, 2000 and interest expense associated with this debt totaled $82 thousand during the first nine months of 2000 compared with $90 thousand during the same period in 1999.

Loans and Leases
----------------

     EBC's gross loans and leases totaled $171.9 million at September 30, 2000 compared with $205.9 million at December 31, 1999. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

     The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:


                                             September 30,                     December 31,
                                                2000                      1999            1998
                                               -----                     -----           ------
(In thousands)
Non-performing loans:
 Non-accrual loans:
  Commercial & Financial                       $   2                     $ 274           $  111
  Real Estate                                      -                        71              185
  Consumer                                        29                        54               16
                                               -----                     -----           ------
                                               $  31                     $ 399           $  312
                                               -----                     -----           ------

Past due 90 days or more
   and still accruing:
  Commercial                                   $   0                     $   0           $    0
  Real Estate                                    214                         0                0
  Consumer                                         6                         0                8
                                               -----                     -----           ------
                                                 220                     $   0           $    8
                                               -----                     -----           ------
Renegotiated  Loans:                           $   0                     $   0           $    0
                                               -----                     -----           ------
Total non-performing Loans:                    $ 251                     $ 399           $  320
Other Real Estate, Net                            30                       141            1,276
                                               -----                     -----           ------
Total non-performing Assets:                   $ 281                     $ 540           $1,596
                                               =====                     =====           ======
Non-Performing Loans as a %
 of Outstanding Loans                           0.15%                      .19%             .21%

Non-Performing Assets as a
 % of Equity Capital                            1.24%                     2.77%            8.43%





     All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of September 30, 2000.

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

     During the first nine months 2000, EBC made provisions for loan losses of $696 thousand compared with $1.0 million for the same period in 1999. Total non-performing loans increased $210 thousand from $399 thousand at December 31, 1999 to $609 thousand at September 30, 2000. Net charge-offs through September 30, 2000 totaled $315 thousand.


                                       September 30,    Year Ended December 31,

                                            2000            1999        1998
                                            ----            ----        ----

Allowance as a percentage of total
loans and leases                            1.31%           1.24%       .88%


     The allowance for loan losses as a percentage of non-performing loans was approximately 896% at September 30, 2000, compared with 641% at December 31, 1999.


Securities Available for Sale
-----------------------------


                                   September 30,           December 31,
                                       2000           1999            1998
                                     -------        -------          -------

(In thousands)
Market Value                         $22,030        $22,716          $21,219
Amortized Cost Difference             21,811         23,793           21,066
                                     -------        -------          -------
        Difference                   $  (219)       $(1,077)         $   153
                                     =======        =======          =======



Investment Securities
---------------------


                                   September 30,           December 31,
                                       2000           1999           1998
                                     -------        -------         ------
(In thousands)
Market Value                         $20,776        $11,158          $7,602
Amortized Cost                        20,569         11,084           7,221
                                     -------        -------          ------
  Difference                         $   207        $    74          $  381
                                     =======        =======          ======


     At September 30, 2000, EBC's securities portfolio classified as Investment Securities was composed primarily of municipal and long-term corporate securities.


Non-Interest Income
-------------------

     Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, brokerage fees, mortgage service fees and service charges on deposit accounts.

     The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:


                                                  Nine months ended
                                                    September 30,                        Change
                                                 -------------------            ------------------------
                                                   2000         1999                $            %
                                                 ------       ------            ----------   ----------
(Dollars in Thousands)

Service Charges on Deposit Accounts              $  803       $  712                $   91       12.78%
Security Gains (Losses)                            (387)          (5)                 (382)        N/A
Gain on sale of branches                          2,514           --                 2,514         N/A
Other Income                                        637          906                  (269)     (29.69%)
                                                 ------       ------                ------      ------
     Total Other Income                          $3,567       $1,613                $1,954      121.14%
                                                 ======       ======                ======      ======

Excluding security losses, non-interest income increased approximately $ 2.3 million when comparing 2000 with 1999 results. Of this increase, $2.5 million related to the non-recurring gain related to the sale of the Huntsville and Madion branches.


Non-Interest Expense
--------------------

     Control of non-interest expenses continues to be one of EBC's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:


                                              Nine months ended
                                                September 30,                         Change
                                            ----------------------           ---------------------
(Dollars in Thousands)                        2000          1999                 $            %
                                            -------       --------           --------      -------
Salaries                                     $2,707        $2,472               $235         9.50%
Pension and Employee Benefits                   974           992                (18)       (1.81%)
Net Occupancy Expense                           423           380                 43        11.31%
Equipment Expense                               429           411                 18         4.37%
Data Processing Expense                         422           237                185        78.05%
Other Operating Expense                       1,721         1,787                (66)       (3.69%)
                                             ------        ------               ----        -----
     Total Non-Interest Expense              $6,676        $6,279               $397         6.32%
                                             ======        ======               ====        =====


  The increase in non-interest expense when comparing the nine months ended September 30, 2000 with the same period in 1999, was primarily the result of higher occupancy costs related to the Huntsville operation prior to its sale. The $185 thousand increase in data processing expenses related to an increase in the charges from the data processor based upon the significant growth in assets from December 1998 to December 1999. Additionally, the increase in salaries during this same time frame was primarily the result of higher staffing costs at the parent level and normal annual raises for all employees.

Income Taxes
------------

     The effective tax rate of EBC for the nine month period ended September 30, 2000 was 33% compared to 35% for the same period in 1999.

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

     EBC's equity capital totaled $22.57 million at September 30, 2000, compared to the December 31, 1999 level of $19.47 million. The growth and retention of earnings continues to be EBC's primary source of additional capital. Currently, EBC does not have any plans for issuing subordinated notes and EBC has not issued any new common or preferred stock during the past twelve months.

     The table presented below is a comparison of EBC's capital position with regulatory capital requirements:

                                       September 30,         Regulatory
                                           2000             Requirements
                                           -----            ------------
Total Capital/Total Assets                 9.73%                6.00%

Total Risk Based Capital                  13.62%                8.00%

Tier 1 Capital                            12.37%                4.00%

Leverage Ratio                             7.92%                3.00%


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

     The following table sets forth the dividend payout ratio for the last two years and for the nine months ended September 30, 2000:


                            September 30,           Year Ended,
                                2000             1999        1998
                                ----             ----        ----
Dividend payout ratio          11.95%           26.56%      45.71%


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

Item 5.  Other Information
         -----------------

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The following exhibits are filed with this report or are incorporated by references to previously filed materials.

         Exhibit No.              Description of Exhibit
         -----------              ----------------------

             27                   Financial Data Schedule.


         Reports on Form 8-K
         -------------------

         A current report on Form 8-K dated August 4, 2000 was filed on August 10, 2000 reporting the Company's sale of its Huntsville branch to First American Bank of Decatur, Alabama, a subsidiary of Alabama National BancCorporation.

                                    SIGNATURES
                                    ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    EUFAULA BANCCORP, INC.

                                    BY /s/ Greg B. Faison
                                       ------------------
                                       Greg B. Faison

                                       President and Chief Executive Officer



Date:  November 13, 2000