Form 10KSB40
period 2000-12-31
EUFAULA BANCORP INC
filed 2001-03-30
CIK 836043

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ending December 31, 2000

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

Commission File No. 000-29422
                    ---------

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


                                                      Name of each Exchange on
           Title of Class                                 which registered
           --------------                             ------------------------

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

     State issuer's revenues for its most recent fiscal year: $26,131,000.

     As of March 1, 2001, 2,631,473 shares of the Registrant's Common Stock, $1.00 par value were issued and outstanding, and the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $15,965,901. (For purposes of the above stated amount only, all directors and officers of the registrant are presumed to be affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-KSB:

     Annual Report to Stockholders for the year ending December 31, 2000 to the extent indicated in the Form 10-KSB cross reference index - PARTS I, II and III.

     Definitive Proxy Statement for 2001 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year - PART III.

================================================================================

                            EUFAULA BANCCORP, INC.
                         ANNUAL REPORT ON FORM 10-KSB
                               December 31, 2000

                        CROSS REFERENCE SHEET AND INDEX
                        -------------------------------

                                   PART   I.
                                   ---------

ITEM NO.                                                                              LOCATION*
--------                                                                              --------
Item  1.       Description of Business.......................................   Item 1 of Form 10-KSB;
                                                                                2000 Annual Report to
                                                                                Stockholders under the
                                                                                caption "Overview"

Item  2.       Description of Property.......................................   Item 2 of Form 10-KSB

Item  3.       Legal Proceedings.............................................   Item 3 of Form 10-KSB

Item  4.       Submission of Matters to a Vote of Security Holders...........   Item 4 of Form 10-KSB

                                               PART II.
                                               --------

Item  5.       Market for Common Equity and Related Stockholder                 Item 5 of Form 10-KSB;
               Matters                                                          Annual Report to Stock-
                                                                                Holders under the caption
                                                                                "Table 14: Common Stock
                                                                                Market Price and
                                                                                Dividends Per Share"

Item 6.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................   2000 Annual Report to
                                                                                Stockholders under the
                                                                                captions "Overview,"
                                                                                "Earnings Analysis,"
                                                                                "Balance Sheet Analysis,"
                                                                                "Capital Adequacy and
                                                                                Resources,"and "Asset-
                                                                                Liability Management."

Item 7.        Financial Statements .........................................   2000 Annual Report to
                                                                                Stockholders under the
                                                                                caption

                                                                "Independent Auditor's
                                                                Report" and accompany-
                                                                ing financial statements
                                                                and notes.


Item 8.   Changes in and Disagreements with Accountants,
          Accounting and Financial Disclosure................   Not Applicable

                            EUFAULA BANCCORP, INC.
                         ANNUAL REPORT ON FORM 10-KSB
                               December 31, 2000



CROSS REFERENCE SHEET AND INDEX (Continued)



                                   PART III.
                                   ---------


ITEM NO.
--------
LOCATION*
--------

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act..............  2000 Annual Report to
                                                           Stockholders under
                                                           the captions
                                                           "Corporate Officers"
                                                           and "Directors"



The remaining information for Item 9 and the information required by Items 10 through 12 are incorporated by reference to the Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission as stated in Item 9.


Item 13.  Exhibits and Reports on Form 8-K........................   Page 7


    * The Registrant's 2000 Annual Report to Stockholders and Definitive Proxy Statement are referred to above where such information is incorporated by reference into this Annual Report on Form 10-KSB from such 2000 Annual Report to Stockholders and Definitive Proxy Statement.

                            EUFAULA BANCCORP, INC.
                         ANNUAL REPORT ON FORM 10-KSB
                               December 31, 2000

                                    PART I
                                    ------

ITEM 1.   DESCRIPTION OF BUSINESS.
          -----------------------

Description of Business
-----------------------

     Eufaula BancCorp, Inc. (EBC) is a multi-bank holding company incorporated in Delaware in 1988 for the purpose of holding all of the outstanding stock of Southern Bank of Commerce (SBC). Between 1981 and 2000, EBC acquired one other bank, First American Bank of Walton County (FAB).

     The subsidiary banks offer customary services of banks of similar size and similar markets, including interest-bearing and non-interest-bearing deposit accounts, commercial, real estate and personal loans, correspondent banking services and safe deposit box activities. For further discussion of EBC operations, see the 2000 Annual Report to Stockholders under the caption "Overview," which is incorporated by reference.

Competition
-----------

     The banking business is highly competitive. The banking subsidiaries of EBC compete actively with national and state banks, savings and loan associations, trust companies, securities dealers, mortgage bankers, finance companies and insurance companies.

Regulation
----------

     EBC is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Act"), and as such, is subject to regulation and examination by the Federal Reserve Board and is required to file with the Federal Reserve Board annual reports and other information regarding the business operations of itself and its subsidiaries. The Act provides that a bank holding company is required to obtain Federal Reserve Board approval for the acquisition of more than 5% of the voting securities or substantially all of the assets of any bank or bank holding company, unless it already owns a majority of the voting securities of such bank. The Act prohibits EBC from engaging in any business other than banking or bank-related activities specifically allowed by the Federal Reserve Board. The Act also prohibits EBC and its subsidiaries from engaging in certain tie-in arrangements in connection with the extension of credit, the lease or sale of property or the provision of any services. Under Title VI of the Financial Institutions, Reform, Recovery and Enforcement Act of 1989, the Act has been amended to authorize bank holding companies to acquire savings and thrift institutions without tandem operations restrictions.

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

     The Banks are limited in the amount of dividends they may declare. Prior approval must be obtained from the appropriate regulatory authorities before dividends can be paid by the Banks to EBC if the amount of adjusted capital, surplus and retained earnings is below defined regulatory limits. See Note 15 of Notes to the Consolidated Financial Statements, which is incorporated by reference into Item 8 of this Annual Report on Form 10-KSB. The Banks are also restricted from extending credit or making loans to or investments in EBC and certain other affiliates as defined in the Federal Reserve Act. Furthermore, loans and extensions of credit are subject to certain other collateral requirements.

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act ("GLBA").

     GLBA enables bank holding companies to acquire insurance companies and securities firms and repeals certain depression-era laws which prohibited the affiliation of banks and those other financial services entities under a single holding company. Bank holding companies and other types of financial service entities may elect to become financial holding companies under the new law. Financial holding companies are permitted to engage in activities considered financial in nature, and other activities that are determined to be incidental or complementary to financial activities as defined in GLBA, and may engage in a broader range of activities than are otherwise permitted for bank holding companies or banks. GLBA will enable financial holding companies to offer a variety of financial services, or services incidental or complementary to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The new financial services authorized by GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

     To become a financial holding company, a bank holding company must provide notice to the Federal Reserve Board of its intention to become a financial holding company, and certify to the Federal Reserve Board that each of its bank subsidiaries is "well-capitalized," "well-managed" and has at least a "satisfactory" rating under the CRA.

     GLBA establishes a system of functional regulation under which the Federal Reserve Board will regulate the banking activities of financial holding companies and serve as the umbrella regulator for activities that are separately regulated, either at the state or federal level, such as insurance and securities activities. Other federal regulators will regulate banks' financial subsidiaries. The SEC will regulate securities activities of financial holding companies and state insurance regulators will regulate insurance activities. GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

     At this time, EBC is not a financial holding company under GLBA.


Employees
---------

     At December 31, 2000, EBC and its subsidiaries had approximately 99 full-time equivalent employees and considers its relationship with its employees to be good.

Executive Officers
------------------

     See Item 9 below.

Cautionary Statement Forward-Looking Statements
-----------------------------------------------

     This Report and the documents incorporated herein by reference use certain forward-looking statements about the financial status, operations and business of EBC. The words "estimate," "project," "intend," "anticipate," "expect," "believe" and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such statements. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Those factors are risks associated with the banking business, including the potential adverse effect of competition, interest rate risks, the potential adverse effect of unpredictable economic conditions, potential limitations on growth resulting from low lending limits, changes in the regulatory environment and other factors.


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


                                    PART II
                                    -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          --------------------------------------------------------

     The common stock of EBC is traded as a NASDAQ - Small Cap security, and EBC has approximately 331 holders of record. The information otherwise required in response to this Item is incorporated by reference from the disclosure contained under the caption "Table 14: Common Stock Market Price and Dividends Per Share" of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

     The information required in response to this Item is incorporated by reference from the disclosure contained under the captions "Overview," "Earnings Analysis," "Balance Sheet Analysis," "Capital Adequacy and Resources," "Asset-Liability Management" of the Annual Report to Stockholders, which is included as
Exhibit 13 hereto.


ITEM 7.   FINANCIAL STATEMENTS.
          --------------------

     The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Independent Auditor's Report" and accompanying financial statements and notes of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.

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

                                   PART III
                                   --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
          -------------------------------------------------

     The following shows the executive officers of EBC:

     James R. Balkcom, 56          Chairman of EBC since December, 2000.

     Gregory B. Faison, 53         President and CEO of EBC since November,
                                   1988.

     Deborah M. Wiltse, 48         Chief Financial Officer and Principal
                                   Accounting Officer of EBC since March, 2001 and Secretary and Treasurer since March, 2001.

     The remaining information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2001 Annual Meeting under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2000 fiscal year covered by this Annual Report on 10-KSB.


ITEM 10.  EXECUTIVE COMPENSATION.
          ----------------------

     The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2001 Annual Meeting under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2000 fiscal year covered by this Annual Report on 10-KSB.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2001 Annual Meeting under the caption "Voting Securities and Principal Stockholders" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2000 fiscal year covered by this Annual Report on 10-KSB.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
            ----------------------------------------------

     The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2001 Annual Meeting under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2000 fiscal year covered by this Annual Report on 10-KSB.


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

10.2           Eufaula Bank & Trust Company Retirement Plan (filed as Exhibit
               4.1 to the Registrant's Registration Statement on Form S-8 (File Number 333-53520), filed with the Commission on January 11, 2001 and incorporated herein by reference).

10.3 Registrant's Stock Option Agreement (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference).

10.4 Directors Deferred Compensation Plan (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File Number 333-53518) filed with Commission on January 11, 2001, and incorporated herein by reference).

10.5 Deferred Compensation Agreement between Eufaula Bank & Trust Company and Director (Sample Form) effective July 23, 1996 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.6 Eufaula BancCorp, Inc. 2000 Stock Option Plan filed as an Exhibit to the Registrant's Proxy Statement dated April 20, 2000 for its 2000 Annual Meeting of Stockholders and incorporated herein by reference.

10.7           Employment Contract between the Registrant and Greg Faison.

13             Eufaula BancCorp, Inc. 2000 Annual Report to Stockholders.

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

23             Consent of Mauldin & Jenkins LLC.

24 Power of Attorney relating to this Annual Report on Form 10-KSB is set forth on the signature pages to this Annual Report.


ITEM 13(b)  REPORTS ON FORM 8-K.
----------  -------------------

     Not applicable.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2001.



                                   EUFAULA BANCCORP, INC.


                                    /s/ Greg B. Faison
                                    ---------------------------------
                                    By: Greg B. Faison
                                        Chief Executive Officer


                               POWER OF ATTORNEY
                               -----------------

     Each person whose signature appears below hereby authorizes Gregory B. Faison and/or Deborah M. Wiltse, to file one or more amendments to this Annual Report on Form 10-KSB, which amendments may make such changes to the Annual Report on Form 10-KSB as he or she deems appropriate, and each such person hereby appoints Gregory B. Faison and/or Deborah M. Wiltse as his lawful attorney-in-fact to execute in the name and on behalf of each such person individually, and in each capacity stated below, any such amendments to the Annual Report on Form 10-KSB.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                     TITLE                   DATE
---------                                     -----                   ----

/s/ James R. Balkcom, Jr.             Chairman of the Board            *
-------------------------------
 James R. Balkcom, Jr.


/s/ Gregory B. Faison             President and Chief Executive        *
-------------------------------
 Gregory B. Faison                           Officer


/s/ Deborah M. Wiltse             Chief Financial Officer, and         *
-------------------------------
 Deborah M. Wiltse                Principal Accounting Officer


/s/ Robert M. Dixon                         Director                   *
-------------------------------
 Robert M. Dixon

/s/ Michael C. Dixon                        Director                   *
-------------------------------
 Michael C. Dixon


/s/ Burt H. Rowe, Jr.                       Director                   *
-------------------------------
 Burt H. Rowe, Jr.


/s/ James A. Faulkner                       Director                   *
-------------------------------
 James A. Faulkner


/s/ William D. Moorer, Jr.                  Director                   *
-------------------------------
 William D. Moorer, Jr.


/s/ Dennis A. Wallace                       Director                   *
-------------------------------
 Dennis A. Wallace



* March 29, 2001

                            EUFAULA BANCCORP, INC.
                          ANNUAL REPORT ON FORM 10-K
                               December 31, 2000



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

10.2           Eufaula Bank & Trust Company Retirement Plan (filed as Exhibit
               4.1 to the Registrant's Registration Statement on Form S-8 (File Number 333-53520), filed with the Commission on January 11, 2001 and incorporated herein by reference).

10.3 Registrant's Stock Option Agreement (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference).

10.4 Directors Deferred Compensation Plan (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 (File Number 333-53518) filed with Commission on January 11, 2001, and incorporated herein by reference).

10.5 Deferred Compensation Agreement between Eufaula Bank & Trust Company and Director (Sample Form) effective July 23, 1996 (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.6 Eufaula BancCorp, Inc. 2000 Stock Option Plan filed as an Exhibit to the Registrant's Proxy Statement dated April 20, 2000 for its 2000 Annual Meeting of Stockholders and incorporated herein by reference.

10.7           Employment Contract between the Company and Greg Faison.

13             Eufaula BancCorp, Inc. 2000 Annual Report to Stockholders.

21 Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-48491), filed with the Commission on April 6, 1998 and incorporated herein by reference).

23             Consent of Mauldin & Jenkins LLC.

24 Power of Attorney relating to this Annual Report on Form 10-KSB is set forth on the signature pages to this Annual Report.