Form 10QSB
period 2001-03-31
EUFAULA BANCORP INC
filed 2001-05-11
CIK 836043

===============================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                  FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                March 31, 2001

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

               Yes     X       No
                    -------      ------

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at March 31, 2001 was 2,631,473.

===============================================================================

                            EUFAULA BANCCORP, INC.
                                  FORM 10-QSB
                                March 31, 2001



                                     INDEX


PART I.  Financial Information:

Item 1.  Consolidated Statements of Condition, March
         31, 2001 and December 31, 2000.                                  3

         Consolidated Statements of Income for the
         Three Months Ended March 31, 2001 and 2000.                      4

         Consolidated Statements of Cash Flow for the
         Three Months Ended March 31, 2001 and 2000.                      5

         Notes to Consolidated Financial Statements.                      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                7-11


PART II. Other Information

Item 1.  Legal Proceedings                                               12

Item 2.  Change in Securities                                            12

Item 3.  Defaults Upon Senior Securities                                 12

Item 4.  Submission of Matters to a Vote of Security Holders             12

Item 5.  Other Information                                               12

Item 6.  Exhibits and Reports on Form 8-K                                12

         Signatures                                                      13

Part I.                   EUFAULA BANCCORP, INC.
Item 1              CONSOLIDATED STATEMENTS OF CONDITION
                              (Unaudited)


                                                                  March 31,    December 31,
                                                                    2001           2000
                                                                 ----------    ------------
(In thousands, except per share data)
ASSETS
Cash and Due From Banks.....................................      $  6,841       $  9,112
Short-Term Investments:
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell...............................           546              0
  Interest-Bearing Deposits in Banks........................             0             39
Securities Available-for-Sale, at Fair Value................        15,683         21,752
Securities Held To Maturity, at cost........................        20,797         21,247
Total Loans.................................................       184,230        175,296
  Allowance for Loan Losses.................................        (2,403)        (2,396)
                                                                  --------       --------
   Net Loans................................................       181,827        172,900
Premises and Equipment, Net.................................         5,961          5,959
Goodwill....................................................         1,214          1,234
Other Real Estate...........................................            78              8
Other Assets................................................         5,336          5,449
                                                                  --------       --------
   Total Assets.............................................      $238,283       $237,700
                                                                  ========       ========
LIABILITIES
Deposits:
  Non-Interest Bearing......................................      $ 24,926       $ 24,802
  Savings and Interest-Bearing Demand.......................        57,856         54,658
  Time......................................................       117,069        116,360
                                                                  --------       --------
                                                                   199,851        195,820
   Total Deposits...........................................         2,019         15,935
Short-Term Borrowings.......................................         2,345          2,772
Other Liabilities...........................................        10,000              0
Notes Payable...............................................      --------       --------
   Total Liabilities........................................       214,215        214,527
                                                                  --------       --------
CAPITAL ACCOUNTS
Preferred Stock (Par value of $.10; 50 shares authorized;
 none issued)...............................................             0              0
Common Stock (Par value of $1.00; 5,000 shares authorized;
 2,631 and 2,625 issued and outstanding in 2001 and 2000,
 respectively)..............................................         2,631          2,625
Surplus.....................................................         6,082          6,059
Retained Earnings...........................................        14,921         14,455
Accumulated Other Comprehensive Income......................           434             34
                                                                  --------       --------
   Total Capital Accounts...................................        24,068         23,173
                                                                  --------       --------
   Total Liabilities and Capital Accounts...................      $238,283       $237,700
                                                                  ========       ========

                            EUFAULA BANCCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
(In thousands, except per share data)                       2001          2000
                                                           ------        ------
INTEREST INCOME
Interest and Fees on Loans.........................        $4,316        $4,884
Interest on Securities:
  Taxable Securities...............................           361           434
  Nontaxable Securities............................           262           188
Interest on Federal Funds Sold and Securities
  Purchased Under Agreements to Resell.............             7            15
                                                           ------        ------

    TOTAL INTEREST INCOME..........................         4,946         5,521
                                                           ------        ------

INTEREST EXPENSE
Interest on Deposits...............................         2,332         2,557
Interest on Federal Funds Purchased
  and Securities Sold Under Agreements to
  Repurchase.......................................           122           155
Interest on Notes Payable..........................           100            22
                                                           ------        ------
    TOTAL INTEREST EXPENSE.........................         2,554         2,734
                                                           ------        ------

    NET INTEREST INCOME............................         2,392         2,787
Provision for Possible Loan Losses.................            58           256
                                                           ------        ------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES......................         2,334         2,531
                                                           ------        ------

OTHER INCOME
Service Charges on Deposit Accounts................           267           243
Security Gains.....................................            19             0
Other Operating Income.............................           254           192
                                                           ------        ------
    TOTAL OTHER INCOME.............................           540           435
                                                           ------        ------

OTHER EXPENSE
Salaries...........................................           790           913
Employee Benefits..................................           301           350
Net Occupancy Expense..............................           105           155
Equipment Expense..................................           158           147
Data Processing Expense............................           130           107
Other Operating Expenses...........................           537           531
                                                           ------        ------
    TOTAL OTHER EXPENSE............................         2,021         2,203
                                                           ------        ------

INCOME BEFORE INCOME TAXES.........................           853           763
INCOME TAX EXPENSE.................................           255           213
                                                           ------        ------
    NET INCOME.....................................        $  598        $  550
                                                           ======        ======

EARNINGS PER SHARE:
    BASIC..........................................        $ 0.23        $ 0.21
                                                           ======        ======
    DILUTED........................................        $ 0.22        $ 0.20
                                                           ======        ======
AVERAGE SHARES ISSUED AND OUTSTANDING..............         2,629         2,625

FULLY DILUTED SHARES ISSUED AND OUTSTANDING........         2,732         2,742

                            EUFAULA BANCCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                               Three Months Ended
                                                                      March 31, 2001         March 31, 2000
                                                                      --------------         --------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income......................................................         $    598              $    550
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
   Depreciation.................................................              134                   129
   Amortization of Goodwill.....................................               20                    20
   Provision for Possible Loans Losses..........................               58                   250
   Gain on Sales of Securities..................................              (19)                    0
   Accretion of Bond Discount, Net..............................                0                   143
   (Increase) Decrease in Other Assets..........................              159                  (553)
   Increase in Other Liabilities................................             (427)                 (543)
                                                                         --------              --------
Net Cash Provided by (Used in) Operating Activities.............              523                    (4)
                                                                         --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities..............              450                   200
 Proceeds from Maturities of Securities Available-for-Sale......            6,372                     0
 Proceeds from Sales of Securities Available-for-Sale...........                0                     0
 Purchase of Investment Securities..............................                0                (5,799)
 Purchase of Available-for-Sale Securities......................                0                (2,952)
 Increase (Decrease) in Federal Funds, Net......................             (546)                  545
 (Increase) Decrease in Other Short-Term Investments............               39                     0
 Increase in Loans..............................................           (8,985)              (10,455)
 Capital Additions..............................................             (136)                 (268)
                                                                         --------              --------
Net Cash Used in Investing Activities...........................           (2,806)              (18,729)
                                                                         --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Demand, Savings and Interest-bearing
     Demand Deposits............................................            3,322                12,826
Increase in Time Deposits.......................................              709                 5,483
Decrease in Federal Funds Purchased.............................          (13,916)                    0
Increase in Notes Payable.......................................           10,000                     0
Exercise of Stock Options.......................................               29                     0
Dividends Paid..................................................             (132)                 (118)
                                                                         --------              --------
Net Cash Provided by Financing Activities.......................               12                18,191
                                                                         --------              --------
Decrease in Cash and Cash Equivalents...........................           (2,271)                 (542)
Cash and Cash Equivalents, Beginning............................            9,112                10,301
                                                                         --------              --------
Cash and Cash Equivalents, Ending...............................         $  6,841              $  9,759
                                                                         ========              ========

                            EUFAULA BANCCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Principles of Consolidation:

     The consolidated financial statements of Eufaula BancCorp, Inc. ("EBC") include the accounts of the parent company and its wholly owned subsidiaries Southern Bank of Commerce, Eufaula, Alabama and First American Bank, Walton County, Florida. All material inter-company transactions have been eliminated.

     The consolidated statements of condition as of March 31, 2001 and the related consolidated statements of income for the three month period ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the three month period ended March 31, 2001 and 2000 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.   Results of Operations

     The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results for the entire year of 2001. This report should be read in conjunction with EBC's 2000 Annual Report to Shareholders for a complete understanding of EBC's accounting policies and their effect on the financial statements as a whole.

3.   Capital Accounts

     Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 2,629,337 and 2,625,273 respectively for 2001 and 2000. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 103,000 in 2001 and 117,000 in 2000.

4.   Comprehensive Income (Loss)

     In January 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain (loss) on securities available for sale, net of tax, was $998 thousand and $641 thousand for the three months ended March 31, 2001 and 2000, respectively.

5.   Supplementary Data for Cash Flows

     Interest paid on notes payable during the three months ended March 31, 2001 and 2000 amounted to $100 thousand and $22 thousand respectively.

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

Forward Looking Statements
--------------------------

     This 10-QSB contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company's SEC reports, including but not limited to the report on Form 10-QSB for the quarter ended March 31, 2001.

Results of Operations
---------------------

     Net income for the three months ended March 31, 2001 was $598 million, or $0.22 per share compared with $550 million, or $ 0.21 per share during the same period in 2000. The annualized return on average assets from continuing operations for the three months ended March 31, 2001 and 2000 was 1.02% and .81% respectively, while the annualized return on average equity was 10.14% and 11.24% respectively for the same periods.

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

     On a tax equivalent basis, net interest income for the first three months of 2001 was $2.5 million compared with $2.9 million in the first three months of 2000. This decrease in net interest income was primarily the result of the sale of two office locations during the third quarter of 2000. The net interest margin through March 31, 2001 was 4.64% compared with 4.63% and 4.69% for the years ended December 31, 2000 and 1999, respectively. EBC expects no material change in the net interest margin through the remainder of 2001.

     EBC has debt of approximately $10 million at March 31, 2001 and interest expense associated with this debt totaled $100 thousand during the first three months of 2001 compared with $22 thousand during the same period in 2000.

     The following table is a comparison of the net interest margin:


                            March 31,                     December 31,
                              2001                 2000                  1999
                            ---------              -----                 -----
Yield on Earning Assets       9.36%                9.30%                 8.83%
Break-even Yield              4.72%                4.67%                 4.14%
Net Interest Margin           4.64%                4.63%                 4.69%
Net Interest Spread           3.79%                3.89%                 4.08%

Loans and Leases
----------------

     EBC's gross loans and leases totaled $184.2 million at March 31, 2001 compared with $175.3 million at December 31, 2000. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

     A sound credit policy combined with periodic and independent credit reviews is the key factor of the credit risk management program. All affiliate banks operate under written loan policies that help maintain a consistent lending function and provide sound credit decisions. Credit decisions continue to be based on the borrower's cash flow position and the value of the underlying collateral, as well as other relevant factors. Each bank is responsible for evaluating its loans to identify those credits beginning to show signs of deterioration so that prompt corrective action may be taken. In addition, a loan review staff operates independently of the affiliate banks. The loan review function has been outsourced to a third party that will perform periodic examinations of each bank's loans and related documentation during 2001.
Results of these examinations are reviewed with the Chairman and Chief Executive Officer, the management and board of the respective affiliate banks and the Audit Committees.

     The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:


                                      March 31,                December 31,
                                        2001              2000             1999
                                      ---------          ------           ------
(In thousands)
Non-performing loans:
 Non-accrual loans:
  Commercial & Financial               $   6             $   0            $ 274
  Real Estate                            213               421               71
  Consumer                                30                30               54
                                       -----             -----            -----
                                       $ 249             $ 451            $ 399
                                       -----             -----            -----
Past due 90 days or more
   and still accruing:
  Commercial                           $   0             $   0            $   0
  Real Estate                            283                 0                0
  Consumer                                 0                 2                0
                                       -----             -----            -----
                                       $ 283             $   2            $   0
                                       -----             -----            -----

Renegotiated Loans:                    $   0             $   0            $   0
                                       -----             -----            -----

Total non-performing Loans:            $ 532             $ 453            $ 399
Other Real Estate, Net                    78                 8              141
                                       -----             -----            -----

Total non-performing Assets:           $ 610             $ 461            $ 540
                                       =====             =====            =====
Non-Performing Loans as a %
 of Outstanding Loans                   0.29%              .26%             .19%
Non-Performing Assets as a %
 of Equity Capital                      2.53%             1.99%            2.77%

     All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of March 31, 2001.

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

     During the first three months 2001, EBC made provisions for loan losses of $58 thousand compared with $256 thousand for the same period in 2000. Total non-performing loans increased $79 thousand from $453 thousand at December 31, 2000 to $532 thousand at March 31, 2001. Net charge-offs through March 31, 2001 totaled $51 thousand.

                                        March 31,       Year Ended December 31,
                                          2001           2000              1999
                                        ---------        ----              ----
Allowance as a percentage of total
  loans and leases                        1.30%          1.37%             1.24%

     The allowance for loan losses as a percentage of non-performing loans was approximately 452% at March 31, 2001, compared with 529% at December 31, 2000.

Securities Available for Sale
-----------------------------

                             March 31,                      December 31,
                               2001                     2000            1999
                             ---------                 -------         -------
(In thousands)
Market Value                  $15,683                  $21,752         $22,716
Amortized Cost                 15,342                   21,695          23,793
                              -------                  -------         -------
  Difference                  $   341                  $    57         $(1,077)
                              =======                  =======         =======

Securities Held To Maturity
---------------------------

     During the first three months of 2001, EBC had no security gains or losses.


                             March 31,                      December 31,
                               2001                     2000            1999
                             ---------                 -------         -------
(In thousands)
Market Value                  $21,763                  $21,686         $11,158
Amortized Cost                 20,797                   21,247          11,084
                              -------                  -------         -------
  Difference                  $   966                  $   439         $    74
                              =======                  =======         =======

     At March 31, 2001, EBC's securities portfolio classified as Securities Held To Maturity was composed primarily of municipal and long-term corporate securities.

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

     The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

                                   Three Months Ended
                                        March 31,              Change
                                   2001        2000         $           %
                                  ------      ------      ------      ------
(Dollars in Thousands)

Service Charges on Deposit
Accounts                          $ 267       $ 243         $ 24         9.9%
Security Gains (Losses)              19           0           19       100.0%
Other Income                        254         192           62        32.3%
                                  -----       -----         ----       -----
     Total Other Income           $ 540       $ 435         $105        24.1%
                                  =====       =====         ====       =====

Excluding security gains and losses, non-interest income increased approximately $86 thousand when comparing 2001 with 2000 results. EBC is focusing on non-interest income revenues and opportunities to increase fee income.

Non-Interest Expense
--------------------

     Control of non-interest expenses continues to be one of EBC's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:

                                   Three Months Ended
                                        March 31,               Change
                                   2001        2000         $           %
                                 -------     -------      ------      ------

(Dollars in Thousands)

Salaries                         $  790      $  913       $(123)      (13.5)%
Pension and Employee Benefits       301         350         (49)      (14.0)%
Net Occupancy Expense               105         155         (50)      (32.3)%
Equipment Expense                   158         147          11          7.5%
Data Processing Expense             130         107          23         21.5%
Other Operating Expense             537         531           6          1.1%
                                 ------      ------       -----       ------
     Total Non-Interest Expense  $2,021      $2,203       $(182)       (8.3)%
                                 ======      ======       =====       ======

Income Taxes
------------

     The effective tax rate of EBC for the three month period ended March 31, 2001 was 30% compared to 28% for the same period in 2000.

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

     EBC's equity capital totaled $24 million at March 31, 2001, compared to the December 31, 2000 level of $23 million. The growth and retention of earnings continues to be the primary source of additional capital. Currently, EBC does not have any plans for issuing subordinated notes and EBC has not issued any new common or preferred stock during the past twelve months.

     The table presented below is a comparison of capital ratios:

                                      March 31,              December 31,
                                        2001             2000            1999
                                      ---------          -----           -----
Equity Capital to Total Assets          9.92%            9.74%           7.69%
Primary Capital to Total Assets         9.92%            9.74%           7.69%

     The table presented below is a comparison of EBC's capital position with regulatory capital requirements:

                                 March 31,    Regulatory
                                   2001      Requirements
                                 ---------   -------------
Total Capital/Total Assets          9.92%        6.00%

Primary Capital/Total Assets        9.92%        5.50%

Total Risk Based Capital           13.00%        8.00%

Tier 1 Capital                     11.80%        4.00%

Leverage Ratio                      9.48%        3.00%

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

     The following table sets forth the dividend payout ratio for the last two years and for the three months ended March 31, 2001:


                             March 31,                   Year Ended,
                               2001                 2000             1999
                             ---------             ------           ------
Dividend payout ratio         22.07%               13.50%           26.66%

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

     EBC continually monitors its asset-liability position in order to maximize profits and minimize interest rate risk. Additionally, EBC can reduce the impact that changing interest rates have on earnings and adapt to changes in the economic environment by closely monitoring its Statement of Condition. There have been no material changes in EBC's asset-liability position since December 31, 2000.

PART II.
OTHER INFORMATION

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

         None

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    EUFAULA BANCCORP, INC.


                                    BY /s/ Deborah M. Wiltse
                                       ---------------------------------------
                                       Deborah M. Wiltse

                                       Chief Financial Officer and
                                       Principal Accounting Officer



Date:  May 10, 2001