Form 10QSB
period 2001-06-30
EUFAULA BANCORP INC
filed 2001-08-13
CIK 836043

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

                                 June 30, 2001

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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at June 30, 2001 was 2,631,473.

================================================================================

                            EUFAULA BANCCORP, INC.
                                  FORM 10-QSB
                                 June 30, 2001



                                     INDEX



PART I.  Financial Information:

Item 1.  Consolidated Statements of Condition, June
         30, 2001 and December 31, 2000...............................    3

         Consolidated Statements of Income for the
         Three and Six months ended June 30, 2001 and
         2000.........................................................    4

         Consolidated Statements of Cash Flow for the
         Six months ended June 30, 2001 and 2000......................    5

         Notes to Consolidated Financial Statements...................    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................ 7-11


PART II. Other Information

Item 1.  Legal Proceedings............................................   12

Item 2.  Changes in Securities........................................   12

Item 3.  Defaults Upon Senior Securities..............................   12

Item 4.  Submission of Matters to a Vote of Security
         Holders......................................................   12

Item 5.  Other Information............................................   12

Item 6.  Exhibits and Reports on Form 8-K.............................   12

         Signatures...................................................   13

Part I.                       EUFAULA BANCCORP, INC.
Item 1                CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)




                                                                                       June 30,             December 31,
                                                                                         2001                    2000
                                                                                       --------             ------------
(In thousands, except per share data)
ASSETS
Cash and Due From Banks.................................................               $  7,228                $  9,112
                                                                                       --------                --------
Short-Term Investments:
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell...........................................                  4,100                       0
    Interest-Bearing Deposits in Bank...................................                      0                      39
Securities Available-for-Sale, at Fair Value............................                 12,997                  21,752
Securities Held to Maturity, at Cost....................................                 20,808                  21,247
Total Loans.............................................................                189,875                 175,296
  Allowance for Loan Losses.............................................                 (2,433)                 (2,396)
                                                                                       --------                --------
   Net Loans............................................................                187,442                 172,900
Premises and Equipment, Net.............................................                  6,508                   5,959
Goodwill................................................................                  1,194                   1,234
Other Real Estate.......................................................                     70                       8
Other Assets............................................................                  4,989                   5,449
                                                                                       --------                --------
   Total Assets.........................................................               $245,336                $237,700
                                                                                       ========                ========
LIABILITIES
Deposits:
  Non-Interest-Bearing Demand...........................................
  Savings and Interest-Bearing Demand...................................               $ 27,623                $ 24,802
  Time..................................................................                 60,520                  54,658
                                                                                        119,742                 116,360
   Total Deposits.......................................................               --------                --------
Short-Term Borrowings...................................................                207,885                 195,820
Notes Payable...........................................................                    230                  15,935
Other Liabilities.......................................................                 10,000                       0
                                                                                          2,836                   2,772
   Total Liabilities....................................................               --------                --------
                                                                                        220,951                 214,527
CAPITAL ACCOUNTS                                                                       --------                --------
Preferred Stock (Par value of $.10; 50 shares authorized; none issued)                        0                       0
Common Stock (Par value of $1.00; 5,000 shares authorized; 2,631 and
 2,625 shares outstanding in 2001 and 2000, respectively)...............                  2,631                   2,625
Surplus.................................................................                  6,082                   6,059
Retained Earnings.......................................................                 15,496                  14,455
Accumulated Other Comprehensive Income..................................                    176                      34
                                                                                       --------                --------
   Total Capital Accounts...............................................                 24,385                  23,173
                                                                                       --------                --------
   Total Liabilities and Capital Accounts...............................               $245,336                $237,700
                                                                                       ========                ========


                            EUFAULA BANCCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                            Three months ended          Six months ended
                                                                 June 30,                   June 30,
                                                           --------------------        -------------------
(In thousands, except per share data)                       2001          2000          2001         2000
                                                           ------        ------        ------      -------
INTEREST INCOME
Interest and Fees on Loans..........................       $4,329        $5,288        $8,645      $10,172
Interest on Securities:
  Taxable Securities................................          268           508           629          942
  Nontaxable Securities.............................          258           233           520          421
Interest on Federal Funds Sold and
  Securities Purchased Under
  Agreements to Resell..............................            5             3            12           18
Interest on Deposits in Banks.......................            0             0             0            0
                                                           ------        ------        ------      -------

    TOTAL INTEREST INCOME...........................        4,860         6,032         9,806       11,553
                                                           ------        ------        ------      -------

INTEREST EXPENSE
Interest on Deposits................................        2,211         2,751         4,543        5,308
Interest on Federal Funds Purchased
  and Securities Sold Under Agreements to
  Repurchase........................................           31           293           153          448
Interest on Notes Payable...........................          133            30           233           52
                                                           ------        ------        ------      -------
    TOTAL INTEREST EXPENSE..........................        2,375         3,074         4,929        5,808
                                                           ------        ------        ------      -------

    NET INTEREST INCOME.............................        2,485         2,958         4,877        5,745
Provision for Possible Loan Losses..................           50           252           108          508
                                                           ------        ------        ------      -------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES.......................        2,435         2,706         4,769        5,237
                                                           ------        ------        ------      -------

OTHER INCOME
Service Charges on Deposit Accounts.................          302           273           569          516
Security Gains......................................           34           (16)           53          (16)
Other Operating Income..............................          248           203           502          395
                                                           ------        ------        ------      -------

    TOTAL OTHER INCOME..............................          584           460         1,124          895
                                                           ------        ------        ------      -------

OTHER EXPENSE
Salaries............................................          785           935         1,575        1,848
Employee Benefits...................................          300           295           601          645
Net Occupancy Expense...............................           96           173           201          328
Equipment Expense...................................          156           132           314          279
Data Processing Expense.............................          123           128           253          235
Other Operating Expenses............................          524           623         1,061        1,154
                                                           ------        ------        ------      -------
    TOTAL OTHER EXPENSE.............................        1,984         2,286         4,005        4,489
                                                           ------        ------        ------      -------

INCOME BEFORE INCOME TAXES..........................        1,035           880         1,888        1,643
INCOME TAX EXPENSE..................................          329           232           584          445
                                                           ------        ------        ------      -------
    NET INCOME......................................       $  706        $  648        $1,304      $ 1,198
                                                           ======        ======        ======      =======

EARNINGS PER SHARE:
    BASIC...........................................       $ 0.27        $ 0.25        $ 0.50      $  0.46
                                                           ======        ======        ======      =======

    DILUTED.........................................       $ 0.26        $ 0.24        $ 0.48      $  0.44
                                                           ======        ======        ======      =======
AVERAGE SHARES ISSUED AND
 OUTSTANDING........................................        2,631         2,625         2,630        2,625

FULLY DILUTED SHARES ISSUED AND
 OUTSTANDING........................................        2,734         2,742         2,733        2,742

                            EUFAULA BANCCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                                   Six months ended
                                                                                        June 30,
                                                                            --------------------------------
                                                                               2001                  2000
                                                                            ----------            ----------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income......................................................            $   1,304             $   1,198
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
   Depreciation.................................................                  262                   257
   Amortization of Goodwill.....................................                   40                    39
   Provision for Possible Loans Losses..........................                  108                   508
   Gain on Sales of Securities..................................                  (53)                  (17)
   Accretion of Bond Discount, Net..............................                    0                    (2)
   (Increase) Decrease in Other Assets..........................                  304                  (255)
   Increase (Decrease) in Other Liabilities.....................                   63                   179
                                                                            ---------             ---------
Net Cash Provided by Operating Activities.......................                2,028                 1,907
                                                                            ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities..............                  439                     0
 Proceeds from Maturities of Securities Available-for-Sale......                9,044                     0
 Proceeds from Sales of Securities Available-for-Sale...........                    0                   250
 Purchase of Investment Securities..............................                    0                (3,507)
 Purchase of Available-for-Sale Securities......................                    0                  (850)
 (Increase) Decrease in Federal Funds, Net......................               (4,100)                    0
 (Increase) Decrease in Other Short-Term Investments............                   39                   (47)
 Increase in Loans..............................................              (14,650)              (22,220)
 Capital Additions..............................................                 (811)                 (322)
                                                                            ---------             ---------
Net Cash Used in Investing Activities...........................              (10,039)              (26,696)
                                                                            ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Demand, Savings and Interest-Bearing Demand Deposits                3,925                 7,586
Increase in Time Deposits.......................................                8,141                17,911
Decrease in Federal Funds Purchased.............................              (15,705)                    0
Increase in Notes Payable.......................................               10,000                     0
Exercise of Stock Options.......................................                   29                     0
Dividends Paid..................................................                 (263)                 (236)
                                                                            ---------             ---------
Net Cash Provided by Financing Activities.......................                6,127                25,261
                                                                            ---------             ---------
Net Increase (Decrease) in Cash and Cash Equivalents............               (1,884)                  472
Cash and Cash Equivalents, Beginning............................                9,112                10,301
                                                                            ---------             ---------
Cash and Cash Equivalents, Ending...............................            $   7,228             $  10,773
                                                                            =========             =========

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

     The consolidated statements of condition as of June 30, 2001 and the related consolidated statements of income for the six month period ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six month period ended June 30, 2001 and 2000 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.   Results of Operations

     The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the results of operations for the entire year of 2001. This report should be read in conjunction with EBC's 2000 Annual Report to Shareholders for a complete understanding of EBC's accounting policies and their effect on the financial statements as a whole.

3.   Capital Accounts

     Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 2,630,411 and 2,625,273 for 2001 and 2000, respectively. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 103,000 in 2001 and 117,000 in 2000.

4.   Comprehensive Income (Loss)

     In January, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain (loss) on securities available for sale, net of tax, was $1.4 million and $1.3 million for the six months ended June 30, 2001 and 2000, respectively.

5.   Supplementary Data for Cash Flows

     Interest paid on notes payable during the six months ended June 30, 2001 and 2000 amounted to $233 thousand and $52 thousand respectively.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion and review of Eufaula BancCorp, Inc. ("EBC") and its subsidiaries, Southern Bank of Commerce ("SBC") and First American Bank ("FAB"), focuses on the results of operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

Forward Looking Statements
--------------------------

     This 10-QSB contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. When we use words such as "may," "will," "expect," "plan," "project," "anticipate," "intend" and other similar expressions, we are making forward-looking statements. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company's SEC reports, including but not limited to the report on Form 10-QSB for the quarter ended June 30, 2001.

Results of Operations
---------------------

     Net income for the three months ended June 30, 2001 was $706 thousand, or $0.27 per share compared with $648 thousand, or $ 0.25 per share during the same period in 2000. Net income for the six months ended June 30, 2001 was $1.304 million, or $0.50 per share compared with $1.198 million, or $ 0.46 per share during the same period in 2000. The annualized return on average assets from continuing operations for the six months ended June 30, 2001 and 2000 was 1.10% and 0.86% respectively, while the annualized return on average equity was 11.05% and 12.20% respectively for the same periods.

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

     On a tax-equivalent basis, net interest income for the first six months of 2001 was $5.1 million compared with $5.9 million in the first six months of 2000. This decrease in net interest income was primarily the result of the sale of two office locations during the third quarter of 2000. The net interest margin through June 30, 2001 was 4.64% compared with 4.63% for the six months ended June 30, 2000 and 4.63% and 4.69% for the years ended December 31, 2000
and 1999, respectively.   EBC expects no material change in the net interest
margin through the remainder of 2001.

     EBC has debt of approximately $10.0 million at June 30, 2001. Interest expense associated with this debt totaled $233 thousand during the first six months of 2001 compared with $52 thousand during the same period in 2000.

     The following table is a comparison of the net interest margin:


                                              June 30,        June 30,                    December 31,
                                               2001            2000                   2000           1999
                                              -------         -------                 ----           ----
       Yield on Earning Assets                 9.12%           9.15%                  9.30%          8.83%
       Break-even Yield                        4.48%           4.52%                  4.67%          4.14%
       Net Interest Margin                     4.64%           4.63%                  4.63%          4.69%
       Net Interest Spread                     3.80%           3.97%                  3.89%          4.08%


Loans and Leases
----------------

     EBC's gross loans and leases totaled $189.9 million at June 30, 2001 compared with $175.3 million at December 31, 2000. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

     A sound credit policy combined with periodic and independent credit reviews is the key factor of the credit risk management program. All affiliate banks operate under written loan policies that help maintain a consistent lending function and provide sound credit decisions. Credit decisions continue to be based on the borrower's cash flow position and the value of the underlying collateral, as well as other relevant factors. Each bank is responsible for evaluating its loans to identify those credits beginning to show signs of deterioration so that prompt corrective action may be taken. In addition, a loan review staff operates independently of the affiliate banks. The loan review function has been outsourced to a third party which will perform a review of each bank's loans and related documentation during 2001. Results of these examinations are reviewed with the Chairman and Chief Executive Officer, the management and board of the respective affiliate banks and the Audit Committees.

     The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:


                                                       June 30,                    December 31,
                                                         2001                2000                1999
                                                        -----               -----               -----
(In thousands)
Non-performing loans:
 Non-accrual loans:
  Commercial & Financial                                $   1               $   0               $ 274
  Real Estate                                             268                 421                  71
  Consumer                                                 19                  30                  54
                                                        -----               -----               -----
                                                        $ 288               $ 451               $ 399
                                                        -----               -----               -----

Past due 90 days or more
 and still accruing:
  Commercial                                            $   0               $   0               $   0
  Real Estate                                               0                   0                   0
  Consumer                                                  4                   2                   0
                                                        -----               -----               -----
                                                        $   4               $   2               $   0
                                                        -----               -----               -----


Renegotiated  Loans:                                    $   0              $   0               $   0
                                                        -----              -----               -----

Total non-performing Loans:                             $ 292              $ 453               $ 399
Other Real Estate, Net                                     70                  8                 141
                                                        -----              -----               -----

Total non-performing Assets:                            $ 362              $ 461               $ 540
                                                        =====              =====               =====


Non-Performing Loans as a %
 of Outstanding Loans                                    0.15%               .26%                .19%
Non-Performing Assets as a
 % of Equity Capital                                     1.48%              1.99%               2.77%




     All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of June 30, 2001.

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

     During the first six months 2001, EBC made provisions for loan losses of $108 thousand compared with $508 thousand for the same period in 2000. Total non-performing loans decreased $161 thousand from $453 thousand at December 31, 2000 to $292 thousand at June 30, 2001. Net charge-offs through June 30, 2001 totaled $71 thousand.


                                                     June 30,                    Year Ended  December 31,
                                                       2001                       2000              1999
                                                     --------                    -----              ----
Allowance as a percentage of total
loans and leases                                       1.28%                      1.37%             1.24%


     The allowance for loan losses as a percentage of non-performing loans was approximately 833% at June 30, 2001, compared with 529% at December 31, 2000.


Securities Available-for-Sale
-----------------------------


                                     June 30,                       December 31,
                                      2001                      2000            1999
                                     -------                  -------         -------
(In thousands)
Market Value                         $12,997                  $21,752         $22,716
Amortized Cost                        12,704                   21,695          23,793
                                     -------                  -------         -------
  Difference                         $   293                  $    57         $(1,077)
                                     =======                  =======         =======


Securities Held-to-Maturity
---------------------------


                                     June 30,                       December 31,
                                       2001                     2000            1999
                                     -------                  -------         -------
(In thousands)
Market Value                         $21,679                  $21,686         $11,158
Amortized Cost                        20,808                   21,247          11,084
                                     -------                  -------         -------
  Difference                         $   871                  $   439         $    74
                                     =======                  =======         =======


     At June 30, 2001, EBC's securities portfolio classified as Securities Held-to-Maturity was composed primarily of municipal and long-term corporate securities.


Non-Interest Income
-------------------

     Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, mortgage service fees and service charges on deposit accounts.

     The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:



                                                   Six months ended
                                                       June 30,                          Change
                                                  -------------------               -----------------
                                                   2001         2000                  $           %
                                                 ------        -----                -----     -------
(Dollars in Thousands)

Service Charges on Deposit Accounts              $  569        $ 516                $ 53        10.3%
Security Gains (Losses)                              53          (16)                 69       431.3%
Other Income                                        502          395                 107        27.1%
                                                 ------        -----                ----       -----
     Total Other Income                          $1,124        $ 895                $229        25.6%
                                                 ======        =====                ====       =====


Excluding security gains and losses, non-interest income increased approximately $160 thousand when comparing 2001 with 2000 results. EBC is focusing on non-interest income revenues and opportunities to increase fee income.


Non-Interest Expense
--------------------

     Control of non-interest expenses continues to be one of EBC's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:


                                                   Six months ended
                                                       June 30,                            Change
                                                  -------------------               -------------------
                                                   2001         2000                  $             %
                                                 ------        -----                -----       -------
(Dollars in Thousands)

Salaries                                        $1,575        $1,848                $(273)       (14.8)%
Pension and Employee Benefits                      601           645                  (44)        (6.8)%
Net Occupancy Expense                              201           328                 (127)       (38.7 %
Equipment Expense                                  314           279                   35         12.5 %
Data Processing Expense                            253           235                   18          7.7 %
Other Operating Expense                          1,061         1,154                  (93)        (8.1)%
                                                ------        ------                -----        -----
     Total Non-Interest Expense                 $4,005        $4,489                 (484)       (10.8)%
                                                ======        ======                =====        =====



     The decrease in non-interest expense for the six months ended June 30, 2001 as compared with the same period in 2000 was primarily the result of the sale of the Huntsville, AL office during September, 2000.


Income Taxes
------------

     The effective tax rate of EBC for the six month period ended June 30, 2001 was 30.9% compared to 27.1% for the same period in 2000.


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

     EBC's equity capital totaled $24.4 million at June 30, 2001, compared to the December 31, 2000 level of $23.2 million. The growth and retention of earnings continues to be EBC's primary source of additional capital. Currently, EBC does not have any plans for issuing subordinated notes and EBC has not issued any new common or preferred stock during the past twelve months.

     The table presented below is a comparison of capital ratios:


                                                       June 30,                      December 31,
                                                        2001                     2000             1999
                                                      --------                   ----             ----
Equity Capital to Total Assets                         9.94%                     9.74%            7.46%


     The table presented below is a comparison of EBC's capital position with regulatory capital requirements:


                                                          June 30,             Regulatory
                                                            2001              Requirements
                                                          --------            ------------

Total Risk Based Capital Ratio                             13.54%                8.00%

Tier 1 Risk-Based Capital Ratio                            12.31%                4.00%

Tier 1 Leverage Ratio                                      10.08%                4.00%


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

     The following table sets forth the dividend payout ratio for the last two years and for the six months ended June 30, 2001:


                                                                 June 30,                             Year Ended,
                                                                  2001                          2000                1999
                                                                --------                       -----               -----
Dividend payout ratio                                            20.17%                        13.50%              26.66%



Asset - Liability Management
----------------------------

     EBC, like most financial institutions, provides for the relative stability in profits and the control in interest rate risk through asset-liability management. Important elements of asset-liability management are the analysis and examination of the extent to which such assets and liabilities are interest rate sensitive and the monitoring of the company's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets expected to mature or reprice within a time period and the amount of interest-bearing liabilities expected to mature or reprice within that same time period. A gap is considered negative when the amount of interest rate sensitive liabilities maturing within a specific time frame exceeds the amount of interest rate sensitive assets maturing within that same time frame. During a period of falling interest rates, a negative gap tends to result in an increase in net interest income. Whereas in a rising interest rate environment, an institution with a negative gap could experience the opposite results.

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

         Not Applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual meeting of the Shareholders of Eufaula BancCorp, Inc. was held on May 16,2001. At the meeting, the following items were presented for approval:

         1. Election of Directors to serve for a period of three years or until their successors are elected and qualified:


                    NOMINEE                        FOR                  %                 WITHHELD            %
                    -------                        ---                 ----               --------           ----
               James R. Balkcom, Jr.            2,061,739              99.8                 4,171             0.2
               Burt H. Rowe, Jr.                2,061,739              99.8                 4,171             0.2
               Greg B. Faison                   2,060,822              99.8                 5,088             0.2

            The following continue to serve as directors:
               James A. Faulkner
               William D. Moorer, Jr.
               Dennis A. Wallace
               Michael C. Dixon
               Robert M. Dixon

         2. Indemnification agreements for directors and executive officers were ratified and approved.



                    FOR           %         AGAINST               %                   ABSTAIN             %
                    ---         ----        -------              ---                  -------            ---
                 1,975,472      95.6        83,597               4.0                   6,841             0.3


         3. The Directors Deferred Compensation Plan was ratified and approved.


                    FOR           %         AGAINST               %                   ABSTAIN             %
                    ---         ----        -------              ---                  -------            ---
                 1,959,587      94.9        104,082              5.0                  2,241              0.1

Item 5.  Other Information
         -----------------

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         The following exhibits are filed with this report or are incorporated by references to previously filed materials.

          Exhibit No.                 Description of Exhibit
          -----------                 ----------------------
         Not Applicable                   Not Applicable

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    EUFAULA BANCCORP, INC.

                                    BY /s/ Deborah M. Wiltse
                                       -----------------------------------------
                                       Deborah M. Wiltse

                                       Chief Financial Officer and
                                       Principal Accounting Officer



Date: August 10, 2001