Form 10QSB
period 2001-09-30
EUFAULA BANCORP INC
filed 2001-11-14
CIK 836043

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

                              September 30, 2001

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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at September 30, 2001 was 2,631,473.

================================================================================

                            EUFAULA BANCCORP, INC.
                                  FORM 10-QSB
                              September 30, 2001



                                      INDEX



PART I.                   Financial Information:

Item 1.                   Consolidated Statements of Condition,
                          September 30, 2001 and December 31, 2000.                        3

                          Consolidated Statements of Income for the
                          Three and Nine months ended September 30,
                          2001 and 2000.                                                   4

                          Consolidated Statements of Cash Flow for the
                          Nine months ended September 30, 2001 and
                          2000.                                                            5

                          Notes to Consolidated Financial Statements.                      6

Item 2.                   Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations.                                                   7-11


PART II.                  Other Information

Item 1.                   Legal Proceedings                                               12

Item 2.                   Change in Securities                                            12

Item 3.                   Defaults Upon Senior Securities                                 12

Item 4.                   Submission of Matters to a Vote of Security
                          Holders                                                         12

Item 5.                   Other Information                                               12

Item 6.                   Exhibits and Reports on Form 8-K                                12

                          Signatures                                                      13



Part I.                   EUFAULA BANCCORP, INC.
Item 1              CONSOLIDATED STATEMENTS OF CONDITION
                                  (Unaudited)



                                                                                     September 30,           December 31,
                                                                                         2001                    2000
                                                                                     -------------           ------------
(In thousands, except per share data)
ASSETS
Cash and Due From Banks.................................................               $  8,256                $  9,112
                                                                                       --------                --------
Short-Term Investments:
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell...........................................                  6,296                       -
    Interest-Bearing Deposits in Bank...................................                      -                      39
Securities Available-for-Sale, at Fair Value............................                 13,443                  21,752
Securities Held to Maturity, at Cost....................................                 19,566                  21,247
Total Loans.............................................................                189,474                 175,296
  Allowance for Loan Losses.............................................                 (2,551)                 (2,396)
                                                                                       --------                --------
   Net Loans............................................................                186,923                 172,900
Premises and Equipment, Net.............................................                  6,973                   5,959
Goodwill................................................................                  1,175                   1,234
Other Real Estate.......................................................                    277                       8
Other Assets............................................................                  6,447                   5,449
                                                                                       --------                --------
   Total Assets.........................................................               $249,356                $237,700
                                                                                       ========                ========
LIABILITIES
Deposits:
  Non-Interest-Bearing Demand...........................................               $ 26,806                $ 24,802
  Savings and Interest-Bearing Demand...................................                 61,588                  54,658
  Time..................................................................                122,886                 116,360
                                                                                       --------                --------
   Total Deposits.......................................................                211,280                 195,820
Federal Funds Purchased and Securities Sold
   Under Agreement to Repurchase........................................                    221                  15,935
Notes Payable...........................................................                 10,000                       -
Other Liabilities.......................................................                  2,838                   2,772
                                                                                       --------                --------
   Total Liabilities....................................................                224,339                 214,527
                                                                                       --------                --------
CAPITAL ACCOUNTS
Preferred Stock (Par value of $.10; 50 shares authorized; none issued)                        -                       -
Common Stock (Par value of $1.00; 5,000 shares authorized; 2,631 and
 2,625 shares outstanding in 2001 and 2000, respectively)...............                  2,631                   2,625
Surplus.................................................................                  6,082                   6,059
Retained Earnings.......................................................                 16,065                  14,455
Accumulated Other Comprehensive Income..................................                    239                      34
                                                                                       --------                --------
   Total Capital Accounts...............................................                 25,017                  23,173
                                                                                       --------                --------
   Total Liabilities and Capital Accounts...............................               $249,356                $237,700
                                                                                       ========                ========

                            EUFAULA BANCCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                             Three months ended        Nine months ended
                                                                September 30              September 30
                                                             ------------------        -----------------
(In thousands, except per share data)                        2001          2000          2001         2000
                                                             ----          ----          ----         ----
INTEREST INCOME
Interest and Fees on Loans..........................       $4,164        $4,701       $12,809      $14,873
Interest on Securities:
  Taxable Securities................................          253           478           882        1,420
  Nontaxable Securities.............................          249           254           769          675
Interest on Federal Funds Sold and Securities
Purchased Under Agreements to Resell................           61             1            73           19
Interest on Deposits in Banks.......................            -             -             -            -
                                                           ------        ------       -------      -------

    TOTAL INTEREST INCOME...........................        4,727         5,434        14,533       16,987
                                                           ------        ------       -------      -------

INTEREST EXPENSE
Interest on Deposits................................        2,051         2,617         6,594        7,925
Interest on Federal Funds Purchased
  and Securities Sold Under Agreements to                       4           301           157          749
  Repurchase........................................          109            30           342           82
Interest on Notes Payable...........................       ------        ------       -------      -------
                                                            2,164         2,948         7,093        8,756
    TOTAL INTEREST EXPENSE..........................       ------        ------       -------      -------


    NET INTEREST INCOME.............................        2,563         2,486         7,440        8,231
Provision for Possible Loan Losses..................          146           188           254          696
                                                           ------        ------       -------      -------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES.......................        2,417         2,298         7,186        7,535
                                                           ------        ------       -------      -------

OTHER INCOME
Service Charges on Deposit Accounts.................          306           287           875          803
Security Gains......................................           29          (371)           82         (387)
Gain on Sale of Branches............................            -         2,514             -        2,514
Other Operating Income..............................          367           242           869          637
                                                           ------        ------       -------      -------

    TOTAL OTHER INCOME..............................          702         2,672         1,826        3,567
                                                           ------        ------       -------      -------
OTHER EXPENSE
Salaries............................................          800           859         2,375        2,707
Employee Benefits...................................          339           329           940          974
Net Occupancy Expense...............................           95            95           296          423
Equipment Expense...................................          147           150           461          429
Data Processing Expense.............................          127           187           380          422
Other Operating Expenses............................          579           567         1,640        1,721
                                                           ------        ------       -------      -------
    TOTAL OTHER EXPENSE.............................        2,087         2,187         6,092        6,676
                                                           ------        ------       -------      -------

INCOME BEFORE INCOME TAXES..........................        1,032         2,783         2,920        4,426
INCOME TAX EXPENSE..................................          332         1,024           916        1,469
                                                           ------        ------       -------      -------
NET INCOME..........................................       $  700        $1,759       $ 2,004      $ 2,957
                                                           ======        ======       =======      =======

EARNINGS PER SHARE:
    BASIC                                                   $0.27         $0.67         $0.76        $1.13
                                                           ======        ======       =======      =======

    DILUTED                                                 $0.25         $0.64         $0.73        $1.08
                                                           ======        ======       =======      =======
AVERAGE SHARES ISSUED AND
 OUTSTANDING........................................        2,631         2,625         2,631        2,625

FULLY DILUTED SHARES ISSUED AND OUTSTANDING..........       2,772         2,743         2,744        2,743

                             EUFAULA BANCCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                                 Nine months ended
                                                                                    September 30,
                                                                                 ------------------
                                                                                 2001          2000
                                                                                 ----          ----
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income......................................................             $  2,004        $  2,957
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
   Depreciation.................................................                  385             397
   Amortization of Goodwill.....................................                   59              59
   Provision for Possible Loans Losses..........................                  254             696
   (Gain) Loss on Sales of Securities...........................                  (82)            387
   Gain on Sale of Branches.....................................                    -          (2,514)
   Increase in Other Assets.....................................               (1,383)           (670)
   Increase in Other Liabilities................................                   66           1,286
                                                                            ---------       ---------
Net Cash Provided by Operating Activities.......................                1,303           2,598
                                                                            ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Maturities of Investment Securities..............                1,681             331
 Proceeds from Maturities of Securities Available-for-Sale......               12,765             494
 Proceeds from Sales of Securities Available-for-Sale...........                    -           6,781
 Purchase of Investment Securities..............................                    -          (9,816)
 Purchase of Available-for-Sale Securities......................               (4,053)         (6,217)
(Increase) Decrease in Federal Funds, Net.......................               (6,296)            400
 Decrease in Other Short-Term Investments.......................                   39              47
 Increase in Loans..............................................              (14,276)        (35,287)
 Net Cash Received from the Sale of Branches....................                    -          17,836
 Capital Additions..............................................               (1,399)           (426)
                                                                            ---------        --------
Net Cash Used in Investing Activities...........................              (11,539)        (25,857)
                                                                            ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Demand, Savings and Interest-Bearing Demand
 Deposits.......................................................                8,934          25,607
Increase in Time Deposits.......................................                6,526           1,634
Decrease in Federal Funds Purchased.............................              (15,714)         (6,003)
Increase in Notes Payable.......................................               10,000               -
Exercise of Stock Options.......................................                   29               -
Dividends Paid..................................................                 (395)           (355)
                                                                            ---------       ---------
Net Cash Provided by Financing Activities.......................                9,380          20,883
                                                                            ---------       ---------
Net Increase (Decrease) in Cash and Cash Equivalents............                 (856)         (2,376)
Cash and Cash Equivalents, Beginning............................                9,112          10,301
                                                                            ---------       ---------
Cash and Cash Equivalents, Ending...............................            $   8,256       $   7,925
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

     The consolidated statements of condition as of September 30, 2001 and the related consolidated statements of income for the nine month period ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine month period ended September 30, 2001 and 2000 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.   Results of Operations

     The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results of operations for the entire year of 2001. This report should be read in conjunction with EBC's 2000 Annual Report to Shareholders for a complete understanding of EBC's accounting policies and their effect on the financial statements as a whole.

3.   Capital Accounts

     Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 2,631,000 and 2,625,000 for 2001 and 2000, respectively. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 114,000 in 2001 and 118,000 in 2000.

4.   Comprehensive Income (Loss)

     In January, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain (loss) on securities available for sale, net of tax, was $ 2.2 million and $ 3.5 million for the nine months ended September 30, 2001 and 2000, respectively.

5.   Supplementary Data for Cash Flows

     Interest paid on notes payable during the nine months ended September 30, 2001 and 2000 amounted to $ 325 thousand and $ 82 thousand respectively.

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

Forward Looking Statements
--------------------------

     This 10-QSB contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. When we use words such as "may," "will," "expect," "plan," "project," "anticipate," "intend" and other similar expressions, we are making forward-looking statements. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company's SEC reports, including but not limited to the report on Form 10-QSB for the quarter ended September 30, 2001.

Results of Operations
---------------------

Net income for the three months ended September 30, 2001 was $700 thousand, or $
0.27 per share compared with $1.8 million, or  $ 0.67 per share during the same
period in 2000.   Net income for the nine months ended September 30, 2001 was
$2.0 million, or $ 0.76 per share compared with $3.0 million, or $ 1.13 per share during the same period in 2000. The decrease in earnings for the three and nine month periods ended September 30, 2001 compared to those same periods 2000 was the result of the sale of two office locations during the third quarter of 2000. The sale of two offices in Alabama generated $1.5 million in after-tax earnings or $ .56 per share on a fully diluted basis. In addition an after-tax loss of $215 thousand or $ .08 per share on a fully diluted basis was generated due to the sale of bonds at First American Bank of Walton County and Southern Bank of Commerce to restructure the bond portfolio. Excluding the sale of the two offices and the restructuring of the bond portfolio the after tax income for the three month and nine months ended September 30, 2000 would have been $515 thousand and $1.7 million, respectively. The annualized return on average assets for the nine months ended September 30, 2001 and 2000 was 1.11% and 1.46% respectively, while the annualized return on average equity was 11.15% and 19.53% respectively for the same periods.

On October 26, 2001, the Company stated in its quarterly press release that it would have earnings per share on a fully diluted basis for the three months ending September 30, 2001, of $0.26. As a result of a rounding error, the per share number on a fully diluted basis should have been $0.25. Thus, for the three months ending September 30, 2001, the Company had earnings per share of $0.25 on a fully diluted basis. The earnings per share on a fully diluted basis for the quarter ending September 30, 2001 of $0.73 did not change.


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

     On a tax-equivalent basis, net interest income for the first nine months of 2001 was $7.8 million compared with $8.5 million in the first nine months of 2000. This decrease in net interest income was primarily the result of the sale of two office locations during the third quarter of 2000. The net interest margin through September 30, 2001 was 4.63% compared with 4.54% for the nine months ended September 30, 2000 and 4.63% and 4.69% for the years ended December
31, 2000 and 1999, respectively.   EBC expects no material change in the net
interest margin through the remainder of 2001.

     EBC has debt of approximately $10.0 million at September 30, 2001. Interest expense associated with this debt totaled $342 thousand during the first nine months of 2001 compared with $82 thousand during the same period in 2000.

     The following table is a comparison of the net interest margin:

                                  September 30,           December 31,
                                2001        2000        2000       1999
                               -----       -----       -----       -----
Yield on Earning Assets        8.84%       9.19%       9.30%       8.83%
Break-even Yield               4.21%       4.65%       4.67%       4.14%
Net Interest Margin            4.63%       4.54%       4.63%       4.69%
Net Interest Spread            3.84%       3.84%       3.89%       4.08%



Loans and Leases
----------------

     EBC's gross loans and leases totaled $189.5 million at September 30, 2001 compared with $175.3 million at December 31, 2000. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

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

     The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:


                                                    September 30,                            December 31,
                                                         2001                          2000                1999
                                                    -------------                     -----               -----
(In thousands)
Non-performing loans:
 Non-accrual loans:                                    $  394                        $   0               $ 274
  Commercial & Financial                                  714                          421                  71
  Real Estate                                              58                           30                  54
  Consumer                                             $1,166                        $ 451               $ 399
                                                       ------                        -----               -----


Past due 90 days or more
   and still accruing:                                 $    0                        $   0               $   0
  Commercial                                              154                            0                   0
  Real Estate                                               0                            2                   0
  Consumer                                             $  154                        $   2               $   0
                                                       ------                        -----               -----

Renegotiated  Loans:                                   $    0                        $   0               $   0
                                                       ------                        -----               -----

Total non-performing Loans:                            $1,320                        $ 453               $ 399
                                                          277                            8                 141
Other Real Estate, Net                                 ------                        -----               -----

Total non-performing Assets:                           $1,597                        $ 461               $ 540
                                                       ======                        =====               =====

Non-Performing Loans as a %
 of Outstanding Loans                                    0.70%                         .26%                .19%
Non-Performing Assets as a
 % of Equity Capital                                     6.38%                        1.99%               2.77%



     All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of September 30, 2001.

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

     During the first nine months 2001, EBC made provisions for loan losses of $254 thousand compared with $696 thousand for the same period in 2000. Total non-performing loans increased $867 thousand from $453 thousand at December 31, 2000 to $1.3 million at September 30, 2001. Net charge-offs through September 30, 2001 totaled $99 thousand.


                                      September 30,    Year Ended December 31,
                                         2001             2000          1999
                                        ------           ------        ------

Allowance as a percentage of total
loans and leases                         1.35%            1.37%         1.24%


     The allowance for loan losses as a percentage of non-performing loans was approximately 193% at September 30, 2001, compared with 529% at December 31, 2000.


Securities Available-for-Sale
-----------------------------


                           September 30,                    December 31,
                               2001                     2000            1999
                             -------                  -------         -------
(In thousands)
Market Value                 $13,443                  $21,752         $22,716
Amortized Cost                13,040                   21,695          23,793
                             -------                  -------         -------
  Difference                 $   403                  $    57         $(1,077)
                             =======                  =======         =======



Securities Held-to-Maturity
---------------------------


                           September 30,                   December 31,
                               2001                    2000            1999
                             -------                  -------         -------

(In thousands)
Market Value                 $20,685                  $21,686         $11,158
Amortized Cost                19,566                   21,247          11,084
                             -------                  -------         -------
  Difference                 $ 1,119                  $   439         $    74
                             =======                  =======         =======


     At September 30, 2001, EBC's securities portfolio classified as Securities Held-to-Maturity was composed primarily of municipal and long-term corporate securities.


Non-Interest Income
-------------------

     Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, mortgage service fees and service charges on deposit accounts.

     The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:


                                                  Nine months ended
                                                    September 30,                       Change
                                                 --------------------          -----------------------
                                                  2001          2000               $            %
                                                 ------        ------          ----------   ----------
(Dollars in Thousands)
Service Charges on Deposit Accounts              $  875        $  803             $    72         9.0 %
Security Gains (Losses)                              82          (387)                469       121.2 %
Gain on Sale of Branches                              0         2,514              (2,514)          -
Other Income                                        869           637                 232        36.4 %
                                                 ------        ------             -------      ------
     Total Other Income                          $1,826        $3,567             $(1,741)      (48.8)%
                                                 ======        ======             =======      ======

The decrease in non-interest income for the nine months ended September 30, 2001 as compared with the same period in 2000 was primarily the result of the sale of two offices and the restructuring of the bond portfolio during September, 2000.


Non-Interest Expense
--------------------

     Control of non-interest expenses continues to be one of EBC's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:


                                                 Nine months ended
                                                   September 30,                     Change
                                                 -----------------           ---------------------
                                                  2001        2000              $           %
                                                 ------      -----           --------     --------
(Dollars in Thousands)
Salaries                                        $2,375      $2,707             $(332)       (12.3%)
Pension and Employee Benefits                      940         974               (34)        (3.5%)
Net Occupancy Expense                              296         423              (127)       (30.0%)
Equipment Expense                                  461         429                32          7.5%
Data Processing Expense                            380         422               (42)       (10.0%)
Other Operating Expense                          1,640       1,721               (81)        (4.7%)
                                                ------      ------            ------        ------
     Total Non-Interest Expense                  6,092      $6,676              (584)        (8.7%)
                                                ======      ======            ======        ======


  The decrease in non-interest expense for the nine months ended September 30, 2001 as compared with the same period in 2000 was primarily the result of the sale of two offices during September, 2000.


Income Taxes
------------

  The effective tax rate of EBC for the nine month period ended September 30, 2001 was 31.4% compared to 33.2% for the same period in 2000.


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

  EBC's equity capital totaled $25.0 million at September 30, 2001, compared to the December 31, 2000 level of $23.2 million. The growth and retention of earnings continues to be EBC's primary source of additional capital. Currently, EBC does not have any plans for issuing subordinated notes and EBC has not issued any new common or preferred stock during the past twelve months.

     The table presented below is a comparison of capital ratios:


                                   September 30,      December 31,
                                       2001           2000   1999
                                       ----           ----   ----

Equity Capital to Total Assets        10.03%          9.74%  7.46%

     The table presented below is a comparison of EBC's capital position with regulatory capital requirements:


                                        September 30,         Regulatory
                                            2001             Requirements
                                            ----             ------------

Total Risk Based Capital Ratio             13.65%                8.00%


Tier 1 Risk-Based Capital Ratio            12.40%                4.00%


Tier 1 Leverage Ratio                      10.01%                4.00%


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

     The following table sets forth the dividend payout ratio for the last two years and for the nine months ended September 30, 2001:


                                 September 30,           Year Ended,
                                     2001              2000       1999
                                     ----              ----       ----
Dividend payout ratio               19.70%            13.50%     26.66%


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



                                    EUFAULA BANCCORP, INC.

                                    BY /s/ Deborah M. Wiltse
                                       ---------------------
                                       Deborah M. Wiltse

                                       Chief Financial Officer and
                                       Principal Accounting Officer



Date:  November 13, 2001