Form 10KSB
period 2001-12-31
EUFAULA BANCORP INC
filed 2002-04-01
CIK 836043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ending December 31, 2001

                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from          to
Commission File No. 000-29422
                    ---------
                             Eufaula BancCorp, Inc.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------
       Delaware                                                      63-0989868
       --------                                                      ----------
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                              Identification No.)

224 East Broad Street, Eufaula, Alabama                                   36027
--- ---- ----- ------- -------- -------                                   -----
(Address of principal executive office)                              (Zip Code)
--------------------------------------------------------------------------------

       Registrant's telephone number, including area code: (334) 687-3581 SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE
         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
--------------------------------------------------------------------------------

          Title of Class            Name of each Exchange on which registered
          --------------            -----------------------------------------
  ----------------------------------------------------------------------------

   Common Stock, $1.00 par value                   NASDAQ-Small Cap
  ----------------------------------------------------------------------------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State issuer's revenues for its most recent fiscal year: $21,597,000.

As of March 1, 2002, 2,631,473 shares of the Registrant's Common Stock, $1.00 par value were issued and outstanding, and the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,966,869. (For purposes of the above stated amount only, all directors and officers of the registrant are presumed to be affiliates.)

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-KSB:

Annual Report to Stockholders for the year ending December 31, 2001 to the extent indicated in the Form 10-KSB cross reference index - PARTS I, II and III.

Definitive Proxy Statement for 2002 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year - PART III.

                             EUFAULA BANCCORP, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                                December 31, 2001

                                     PART I
                                     ------

ITEM 1.     DESCRIPTION OF BUSINESS.
            ----------- -- --------

DESCRIPTION OF BUSINESS
----------- -- --------

Eufaula BancCorp, Inc. (EBC) is a multi-bank holding company incorporated in Delaware in 1988 for the purpose of holding all of the outstanding stock of Southern Bank of Commerce (SBC). Between 1981 and 2001, EBC acquired one other bank, First American Bank of Walton County (FAB).

The subsidiary banks offer customary services of banks of similar size and similar markets, including interest-bearing and non-interest-bearing deposit accounts, commercial, real estate and personal loans, correspondent banking services and safe deposit box activities. For further discussion of EBC operations, see the 2001Annual Report to Stockholders under the caption "Overview," which is incorporated by reference.

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

EMPLOYEES
---------

At December 31, 2001, EBC and its subsidiaries had approximately 105 full-time equivalent employees and considers its relationship with its employees to be good.

EXECUTIVE OFFICERS
--------- --------

See Item 9 below.

CAUTIONARY STATEMENT FORWARD-LOOKING STATEMENTS
---------- --------- --------------- ----------

This Report and the documents incorporated herein by reference uses certain forward-looking statements about the financial status, operations and business of EBC. The words "estimate," "project," "intend," "anticipate," "expect," "believe" and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such statements. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Those factors are risks associated with the banking business, including the potential adverse effect of competition, interest rate risks, the potential adverse effect of unpredictable economic conditions, potential limitations on growth resulting from low lending limits, changes in the regulatory environment and other factors.

ITEM 2.     DESCRIPTION OF PROPERTY.
            ----------- -- --------

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

ITEM 3.     LEGAL PROCEEDINGS.
            ----- -----------

LEGAL PROCEEDINGS
----- -----------

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            ---------- -- ------- -- - ---- -- -------- -------

Not applicable.

                                   PART II
                                   -------

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
            ------ --- ------ ------ --- ------- ----------- -------

The common stock of EBC is traded as a NASDAQ - Small Cap security, and EBC has approximately 380 holders of record. The information otherwise required in response to this Item is incorporated by reference from the disclosure contained under the caption "Table 14: Common Stock Market Price and Dividends Per Share" of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ------------ ---------- --- -------- -- --------- --------- ---
            RESULTS OF OPERATIONS.
            ------- -- ----------

The information required in response to this Item is incorporated by reference from the disclosure contained under the captions "Overview," "Earnings Analysis," "Balance Sheet Analysis," "Capital Adequacy and Resources," "Asset-Liability Management" of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.

ITEM 7.     FINANCIAL STATEMENTS.
            --------- ----------

The information required in response to this Item is incorporated by reference from the disclosure contained under the caption "Independent Auditor's Report" and accompanying financial statements and notes of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ------- -- --- ------------- ---- ----------- -- ---------- ---
            FINANCIAL DISCLOSURE.
            --------- ----------

Not applicable.

                                   PART III
                                   --------

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            ---------- --------- --------- --------- --- ------- --------
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
            ---------- ---- ------- ----- -- --- -------- ---

The following shows the executive officers of EBC:

James R. Balkcom, 57         Chairman of EBC since December, 2000
                             Director, Century South Banks, Inc. Dahlonega, GA 1998-2001
                             Founding Partner, Council Ventures, LP
                             Director, American Remanufacturers, Inc
                             President, PAMECO Corporation Atlanta, GA 1999-2000
                             Chairman, PAMECO Corporation Atlanta, GA 1996-2000

Gregory B. Faison, 54        President and CEO, EBC since November, 1988

Deborah M. Wiltse, 49        Chief Financial Officer and Principal Accounting Officer
                             of EBC since March, 2001 and Secretary and Treasurer
                             since March, 2001

The remaining information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2002 Annual Meeting under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2001 fiscal year covered by this Annual Report on 10-KSB.

ITEM 10.    EXECUTIVE COMPENSATION.
            --------- ------------

The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2002 Annual Meeting under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2001 fiscal year covered by this Annual Report on 10-KSB.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
            -------- --------- -- ------- ---------- ------ --- ----------

The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2002 Annual Meeting under the caption "Voting Securities and Principal Stockholders" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2001 fiscal year covered by this Annual Report on 10-KSB.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
            ------- ------------- --- ------- ------------

The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2002 Annual Meeting under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2001 fiscal year covered by this Annual Report on 10-KSB.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.
            -------- --- ------- -- ---- ---

ITEM 13(a)  EXHIBITS
---- -----  --------

Exhibit No.                Description
-----------                -----------
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

                                       7

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

10.6                       Eufaula BancCorp, Inc. 2000 Stock Option Plan (filed as an Exhibit to the Registrant's Proxy
                           Statement dated April 20, 2000 for its 2000 Annual Meeting of Stockholders and incorporated herein by reference.)

10.7                       Employment Contract between the Registrant and Greg Faison (filed as an Exhibit to the
                           Registrant's Proxy Statement dated April 16, 2001 for its 2001 Annual Meeting of Stockholders and
                           incorporated herein by reference.)

13                         Eufaula BancCorp, Inc. 2001 Annual Report to Stockholders.

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

ITEM 13(b)  REPORTS ON FORM 8-K.
---- -----  -------------------

         Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2002.

                                         EUFAULA BANCCORP, INC.

                                         /s/ Greg B. Faison
                                         --- ------- ------
                                         By:  Greg B. Faison
                                              Chief Executive Officer

                                POWER OF ATTORNEY
                                ----- -- --------

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

-----------------------------------------------------------------------------------------
SIGNATURE                                       TITLE                        DATE
---------                                       -----                        ----
-----------------------------------------------------------------------------------------
/s/ James R. Balkcom, Jr.              Chairman of the Board                   *
--- ----- -- -------- ---
James R. Balkcom, Jr.
-----------------------------------------------------------------------------------------
/s/ Gregory B. Faison              President and Chief Executive               *
--- ------- -- ------
Gregory B. Faison                             Officer
-----------------------------------------------------------------------------------------
/s/ Deborah M. Wiltse               Chief Financial Officer, and               *
--- ------- -- ------
Deborah M. Wiltse                   Principal Accounting Officer
-----------------------------------------------------------------------------------------
/s/ Robert M. Dixon                           Director                         *
--- ------ -- -----
Robert M. Dixon
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------
/s/ Michael C. Dixon                          Director                         *
--- ------- -- -----
Michael C. Dixon
-----------------------------------------------------------------------------------------
/s/ Burt H. Rowe, Jr.                         Director                         *
--- ---- -- ----- ---
Burt H. Rowe, Jr.
-----------------------------------------------------------------------------------------
/s/ James A. Faulkner                         Director                         *
--- ----- -- --------
James A. Faulkner
-----------------------------------------------------------------------------------------
/s/ William D. Moorer, Jr.                    Director                         *
--- ------- -- ------- ---
William D. Moorer, Jr.
-----------------------------------------------------------------------------------------
/s/ Dennis A. Wallace                         Director                         *
--- ------ -- -------
Dennis A. Wallace
-----------------------------------------------------------------------------------------

* March 29, 2002

                             EUFAULA BANCCORP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                December 31, 2001

                                  EXHIBIT INDEX
                                  ------- -----

Exhibit No.                Description
------- ---                -----------
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

10.6                       Eufaula BancCorp, Inc. 2000 Stock Option Plan (filed as an Exhibit to the Registrant's Proxy
                           Statement dated April 20, 2002 for its 2002 Annual Meeting of Stockholders and incorporated herein by reference.)

10.7                       Employment Contract between the Company and Greg Faison (filed as an Exhibit to the Registrant's
                           Proxy Statement dated April 16, 2001 for its 2001 Annual Meeting of Stockholders and incorporated herein by reference.)

13                         Eufaula BancCorp, Inc. 2001 Annual Report to Stockholders.

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