Form 10KSB/A
period 2001-12-31
EUFAULA BANCORP INC
filed 2002-05-01
CIK 836043

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State issuer's revenues for its most recent fiscal year: $21,597,000.

As of March 1, 2002, 2,631,473 shares of the Registrant's Common Stock, $1.00 par value were issued and outstanding, and the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,966,869. (For purposes of the above stated amount only, all directors and officers of the registrant are presumed to be affiliates.)

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-KSB/A.

Annual Report to Stockholders for the year ending December 31, 2001 to the extent indicated in the Form 10-KSB/A cross reference index - PARTS I, II and III.

Definitive Proxy Statement for 2002 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant's fiscal year - PART III.

                             EUFAULA BANCCORP, INC.
                         ANNUAL REPORT ON FORM 10-KSB/A
                                December 31, 2001

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

The Banks are limited in the amount of dividends they may declare. Prior approval must be obtained from the appropriate regulatory authorities before dividends can be paid by the Banks to EBC if the amount of adjusted capital, surplus and retained earnings is below defined regulatory limits. See Note 15 of Notes to the Consolidated Financial Statements, which is incorporated by reference into Item 8 of this Annual Report on Form 10-KSB/A. The Banks are also restricted from extending credit or making loans to or investments in EBC and certain other affiliates as defined in the Federal Reserve Act. Furthermore, loans and extensions of credit are subject to certain other collateral requirements.

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

Gregory B. Faison, 54        President and CEO, EBC since November, 1988

Deborah M. Wiltse, 49        Chief Financial Officer and Principal Accounting Officer
                             of EBC since March, 2001 and Secretary and Treasurer
                             since March, 2001

The remaining information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2002 Annual Meeting under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2001 fiscal year covered by this Annual Report on 10-KSB/A.

ITEM 10.    EXECUTIVE COMPENSATION.
            --------- ------------

The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2002 Annual Meeting under the caption "Executive Compensation" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2001 fiscal year covered by this Annual Report on 10-KSB/A.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
            -------- --------- -- ------- ---------- ------ --- ----------

The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2002 Annual Meeting under the caption "Voting Securities and Principal Stockholders" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2001 fiscal year covered by this Annual Report on 10-KSB/A.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
            ------- ------------- --- ------- ------------

The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2002 Annual Meeting under the caption "Certain Relationships and Related Transactions" which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2001 fiscal year covered by this Annual Report on 10-KSB/A.

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

24                         Power of Attorney relating to this Annual Report on Form 10-KSB/A is set forth on the signature pages to this Annual Report.

ITEM 13(b)  REPORTS ON FORM 8-K.
---- -----  -------------------

         Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this May 1, 2002.

                                         EUFAULA BANCCORP, INC.

                                         /s/ Greg B. Faison
                                         --- ------- ------
                                         By:  Greg B. Faison
                                              Chief Executive Officer

                                POWER OF ATTORNEY
                                ----- -- --------

Each person whose signature appears below hereby authorizes Gregory B. Faison and/or Deborah M. Wiltse, to file one or more amendments to this Annual Report on Form 10-KSB/A, which amendments may make such changes to the Annual Report on Form 10-KSB/A as he deems appropriate, and each such person hereby appoints Gregory B. Faison and/or Deborah M. Wiltse as his lawful attorney-in-fact to execute in the name and on behalf of each such person individually, and in each capacity stated below, any such amendments to the Annual Report on Form 10-KSB/A.

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

* May 1, 2002

                             EUFAULA BANCCORP, INC.
                         ANNUAL REPORT ON FORM 10-KSB/A
                                December 31, 2001

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

24                         Power of Attorney relating to this Annual Report on Form 10-KSB/A is set forth on the signature pages to this Annual Report.