Form 10QSB
period 2002-03-31
EUFAULA BANCORP INC
filed 2002-05-14
CIK 836043

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

                                 March 31, 2002

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



                           Yes     X                 No_____
                                -------

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at March 31, 2002 was 2,634,373.

================================================================================

                             EUFAULA BANCCORP, INC.
                                   FORM 10-QSB
                                 March 31, 2002




                                INDEX

  PART I.         Financial Information:

  Item 1.         Consolidated Statements of Condition, March 31, 2002
                  and December 31, 2001.                                       3

                  Consolidated Statements of Income for the Three and
                  Three months ended March 31, 2002 and 2001.                  4

                  Consolidated Statements of Cash Flow for the Three
                  months ended March 31, 2002 and 2001.                        5

                  Notes to Consolidated Financial Statements.                  6

  Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                      7-11

  PART II.        Other Information

  Item 1.         Legal Proceedings                                           12

  Item 2.         Change in Securities                                        12

  Item 3.         Defaults Upon Senior Securities                             12

  Item 4.         Submission of Matters to a Vote of Security Holders         12

  Item 5.         Other Information                                           12

  Item 6.         Exhibits and Reports on Form 8-K                            12

                  Signatures                                                  13

Part I.                      EUFAULA BANCCORP, INC.
Item 1                CONSOLIDATED STATEMENTS OF CONDITION
                                   (Unaudited)

                                                                                       March 31,      December 31,
                                                                                         2002             2001
                                                                                    --------------   -------------
   (In thousands, except per share data)
   ASSETS
   Cash and Due From Banks .....................................................    $        8,779   $       9,940
                                                                                    --------------   -------------
   Short-Term Investments:
    Federal Funds Sold and Securities Purchased
        Under Agreement to Resell ..............................................                 -             663
        Interest-Bearing Deposits in Bank ......................................                56              90
   Securities Available-for-Sale, at Fair Value ................................            11,942          13,477
   Securities Held to Maturity, at Cost ........................................            18,513          19,099
   Restricted Equity Securities ................................................               969             969
   Total Loans .................................................................           216,393         198,553
    Allowance for Loan Losses ..................................................            (2,789)         (2,566)
                                                                                    --------------   -------------
           Net Loans ...........................................................           213,604         195,987
   Premises and Equipment, Net .................................................             8,364           7,744
   Goodwill ....................................................................             1,155           1,155
   Other Real Estate ...........................................................               263             277
   Other Assets ................................................................             6,822           6,465
                                                                                    --------------   -------------
                  Total Assets .................................................    $      270,467   $     255,866
                                                                                    ==============   =============

   LIABILITIES
   Deposits:
     Non-Interest-Bearing Demand ...............................................    $       30,234   $      29,543
     Savings and Interest-Bearing Demand .......................................            69,797          65,412
     Time ......................................................................           122,250         118,441
                                                                                    --------------   -------------
           Total Deposits ......................................................           222,281         213,396
   Short-Term Borrowings .......................................................             9,675           4,051
   Federal Home Loan Borrowings ................................................            10,000          10,000
   ESOP Note Payable ...........................................................               436             457

   Other Liabilities ...........................................................             2,452           2,743
                                                                                    --------------   -------------
               Total Liabilities ...............................................           244,844         230,647
                                                                                    --------------   -------------

   CAPITAL ACCOUNTS
   Preferred Stock (Par value of $.10; 50,000 shares authorized; none issued) ..                 -               -
   Common Stock (Par value of $1.00; 5,000,000 shares authorized; 2,634,373
      shares issued in 2002 and 2,631,473 shares issued in 2001, respectively) .             2,634           2,631
   Surplus .....................................................................             6,090           6,082
   Deferred Compensation Payable in Common Stock ...............................               274             175
   Retained Earnings ...........................................................            17,302          16,714
   Accumulated Other Comprehensive Income ......................................               123             244
                                                                                    --------------   -------------
                                                                                            26,423          25,846
   Treasury Stock, at cost:
        Unearned common stock held by ESOP, 41,290 shares and 34,690 shares,
        respectively ...........................................................              (526)           (452)
        Common stock held in grantor trust, 25,020 shares and 16,385 shares,
        respectively ...........................................................              (274)           (175)
                                                                                    --------------   -------------
               Total Stockholders' Equity ......................................            25,623          25,219
                                                                                    --------------   -------------
                  Total Liabilities and Capital Accounts .......................    $      270,467   $     255,866
                                                                                    ==============   =============

                             EUFAULA BANCCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                           ---------------------

(In thousands, except per share data)                                        2002          2001
                                                                             ----          ----
INTEREST INCOME
Interest and Fees on Loans .............................................   $ 3,924        $4,316
Interest on Taxable Securities .........................................       229           361
Interest on Nontaxable Securities ......................................       232           262
Interest on Federal Funds Sold .........................................         -             7
                                                                           -------        ------

  TOTAL INTEREST INCOME ................................................     4,385         4,946
                                                                           -------        ------

INTEREST EXPENSE
Interest on Deposits ...................................................     1,444         2,332
Interest on Short-Term Borrowings ......................................        39           122
Interest on Federal Home Loan Borrowings ...............................        76           100
                                                                           -------        ------

  TOTAL INTEREST EXPENSE ...............................................     1,559         2,554
                                                                           -------        ------

  NET INTEREST INCOME ..................................................     2,826         2,392
Provision for Possible Loan Losses .....................................       222            58
                                                                           -------        ------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ..................     2,604         2,334
                                                                           -------        ------

OTHER INCOME
Service Charges on Deposit Accounts ....................................       299           267
Security Transactions (net) ............................................        14            19
Other ..................................................................       247           254
                                                                           -------        ------

  TOTAL OTHER INCOME ...................................................       560           540
                                                                           -------        ------

OTHER EXPENSE
Salaries ...............................................................       827           790
Employee Benefits ......................................................       400           301
Net Occupancy Expense ..................................................       114           105
Equipment Expense ......................................................       159           158
Data Processing Expense ................................................       123           130
Other Operating Expenses ...............................................       535           537
                                                                           -------        ------

TOTAL OTHER EXPENSE ....................................................     2,158         2,021
                                                                           -------        ------

INCOME BEFORE INCOME TAXES .............................................     1,006           853
INCOME TAX EXPENSE .....................................................       280           255
                                                                           -------        ------

NET INCOME .............................................................   $   726        $  598
                                                                           =======        ======

EARNINGS PER SHARE:
  BASIC ................................................................   $  0.28        $ 0.23
                                                                           =======        ======

  DILUTED ..............................................................   $  0.27        $ 0.22
                                                                           =======        ======

AVERAGE SHARES ISSUED AND OUTSTANDING ..................................     2,570         2,629

FULLY DILUTED SHARES ISSUED AND OUTSTANDING ............................     2,705         2,732

                             EUFAULA BANCCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                             ---------
                                                                                       2002             2001
                                                                                     --------         --------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ...................................................................       $    726         $    598
Adjustments to reconcile net income to net cash
Provided by operating activities:
   Depreciation ..............................................................            138              134
   Amortization of goodwill ..................................................              -               20
   Provision for loan losses .................................................            222               58
   Net realized gains on sales of securities .................................            (14)             (19)
   Decrease in other real estate owned .......................................             14                -
   Other prepaids, deferrals and accruals, net ...............................           (357)             159
   Decrease in other liabilities .............................................           (210)            (427)
                                                                                     --------         --------
Net cash provided by operating activities ....................................            519              523
                                                                                     --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities held-to-maturity ......................            586              450
Proceeds from maturities of securities available-for-sale ....................          2,378            6,372
Purchase (increase) of securities available-for-sale .........................         (1,031)               -
Decrease (increase) in federal funds, net ....................................            663             (546)
(Increase) decrease in other short-term investments ..........................             34               39
(Increase) in loans ..........................................................        (17,839)          (8,985)
Capital additions ............................................................           (758)            (136)
                                                                                     --------         --------
Net cash used in investing activities ........................................        (15,967)          (2,806)
                                                                                     --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in demand, savings and interest-bearing demand deposits .............          5,076            3,322
Increase in time deposits ....................................................          3,809              709
Increase (decrease) in short term borrowings .................................          5,624          (13,916)
Increase in Federal Home Loan borrowings......................................              -           10,000
Decrease in ESOP note payable.................................................            (21)               -
Common Stock purchased by ESOP ...............................................            (74)               -
Exercise of stock options ....................................................             11               29
Dividends paid ...............................................................           (138)            (132)
                                                                                     --------         --------
   Net cash provided by financing activities .................................         14,287               12
                                                                                     --------         --------
Decrease in cash and due from banks ..........................................         (1,161)          (2,271)
Cash and due from banks, beginning ...........................................          9,940            9,112
                                                                                     --------         --------
Cash and due from banks, ending ..............................................       $  8,779         $  6,841
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

         The consolidated statements of condition as of March 31, 2002 and the related consolidated statements of income for the three month period ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the three month period ended March 31, 2002 and 2001 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.       Results of Operations

         The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results of operations for the entire year of 2002. This report should be read in conjunction with EBC's 2001 Annual Report to Shareholders for a complete understanding of EBC's accounting policies and their effect on the financial statements as a whole.

3.       Capital Accounts

         Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 2,569,777 and 2,629,337 for 2002 and 2001, respectively. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 135,713 in 2002 and 103,000 in 2001.

4.       Comprehensive Income (Loss)

         Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain (loss) on securities available for sale, net of tax, was $605 thousand and $808 thousand for the three months ended March 31, 2002 and 2001, respectively.

5.       Commitments

         On April 10, 2002, First American Bank agreed to purchase real estate in the amount of $880,000, for future expansion.

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

Forward Looking Statements
--------------------------

         This 10-QSB contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. When we use words such as "may," "will," "expect," "plan," "project," "anticipate," "intend" and other similar expressions, we are making forward-looking statements. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company's SEC reports, including but not limited to the report on Form 10-QSB for the quarter ended March 31, 2002.

Results of Operations
---------------------

         Net income for the three months ended March 31, 2002 was $726 thousand, or $0.28 per share compared with $598 thousand, or $0.23 per share during the same period in 2001. The increase in net income was mainly the result of an increase in net interest income. The annualized return on average assets for the three months ended March 31, 2002 and 2001 was 1.13% and 1.02% respectively, while the annualized return on average equity was 11.65% and 10.25% respectively for the same periods.

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

         On a tax-equivalent basis, net interest income for the first three months of 2002 was $2.9 million compared with $2.5 million in the first three months of 2001. The increase in net interest income was primarily the result of an increase in the volume of average earning assets. The net interest margin through March 31, 2002 was 4.97% compared with 4.67% for the three months ended March 31, 2001 and 4.79% and 4.63% for the years ended December 31, 2001 and 2000, respectively. EBC expects no material change in the net interest margin through the remainder of 2002.

         EBC has Federal Home Loan Bank borrowings of approximately $10.0 million at March 31, 2002. Interest expense associated with this debt totaled $76 thousand during the first three months of 2002 compared with $100 thousand during the same period in 2001.

         The following table is a comparison of the net interest margin:

                                              March 31,                December 31,

                                         2002          2001          2001       2000
                                         ----          ----          ----       ----
       Yield on Earning Assets           7.60%         9.39%         8.73%      9.30%
       Break-even Yield                  2.63%         4.72%         3.94%      4.67%
       Net Interest Margin               4.97%         4.67%         4.79%      4.63%
       Net Interest Spread               4.52%         3.82%         4.08%      3.89%

Loans and Leases
----------------

         EBC's gross loans and leases totaled $216.4 million at March 31, 2002 compared with $198.6 million at December 31, 2001. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

         A sound credit policy combined with periodic and independent credit reviews is the key factor of the credit risk management program. All affiliate banks operate under written loan policies that help maintain a consistent lending function and provide sound credit decisions. Credit decisions continue to be based on the borrower's cash flow position and the value of the underlying collateral, as well as other relevant factors. Each bank is responsible for evaluating its loans to identify those credits beginning to show signs of deterioration so that prompt corrective action may be taken. In addition, a loan review staff operates independently of the affiliate banks. The loan review function has been outsourced to a third party, which will perform a review of each bank's loans and related documentation during 2002. Results of these examinations are reviewed with the Chairman and Chief Executive Officer, the management and board of the respective affiliate banks and the Audit Committee.

         The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:

                                                               March 31,        December 31,
                                                                 2002         2001         2000
                                                                 ----         ----         ----
(In thousands)
Non-performing loans:
Non-accrual loans:
   Commercial & Financial                                      $    32       $    -        $    -
   Real Estate                                                     822          108           421
   Consumer                                                         24           14            30
                                                               -------       ------        ------
                                                               $   878       $  122        $  451
                                                               -------       ------        ------

Past due 90 days or more and still accruing:
   Commercial                                                  $     -       $    -        $    -
   Real Estate                                                     120           93             -
   Consumer                                                          2            3             2
                                                               -------       ------        ------
                                                               $   122       $   96        $    2
                                                               -------       ------        ------

Renegotiated Loans:                                            $     -       $    -        $    -
                                                               -------       ------        ------

Total non-performing Loans:                                    $ 1,000       $  218        $  453
Other Real Estate, Net                                             263          277             8
                                                               -------       ------        ------

Total non-performing Assets:                                   $ 1,263       $  495        $  461
                                                               =======       ======        ======

Non-Performing Loans as a % of Outstanding Loans                  0.46%         .11%          .26%
Non-Performing Assets as a % of Equity Capital                    4.93%        1.96%         1.99%

         The increase in non-performing loans resulted primarily from one relationship that was downgraded. All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of March 31, 2002.

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

         During the first three months 2002, EBC made provisions for loan losses of $222 thousand compared with $58 thousand for the same period in 2001. Total non-performing loans increased $782 thousand from $218 thousand at December 31, 2001 to $1.0 million at March 31, 2002. Net charge-offs through March 31, 2002 totaled $(1) thousand.

                                                   March 31,       Year Ended December 31,
                                                     2002            2001            2000
                                                     ----            ----            ----
Allowance as a percentage of total
loans and leases                                     1.29%           1.29%           1.37%

         The allowance for loan losses as a percentage of non-performing loans was approximately 279% at March 31, 2002, compared with 1,177% at December 31, 2001.

Securities Available-for-Sale
-----------------------------

                                      March 31,            December 31,
                                        2002           2001             2000
                                        ----           ----             ----
(In thousands)
Market Value                          $ 11,942      $ 13,477          $ 20,783
Amortized Cost                          11,737        13,069            20,726
                                      --------      --------          --------
  Difference                          $    205      $    408          $     57
                                      ========      ========          ========

Securities Held-to-Maturity
---------------------------

                                       March 31,            December 31,
                                         2002          2001              2000
                                         ----          ----              ----
(In thousands)
Market Value                          $ 19,249      $ 19,705          $ 21,686
Amortized Cost                          18,513        19,099            21,247
                                      --------      --------          --------
  Difference                          $    736      $    606          $    439
                                      ========      ========          ========

         At March 31, 2002, EBC's securities portfolio classified as Securities Held-to-Maturity was composed primarily of municipal and long-term corporate securities.

Federal Home Loan Borrowings
----------------------------

  Federal Home Loan borrowings consist of the following:

                                                                                           March 31             December 31
                                                                                             2002             2001        2000
                                                                                             ----             ----        ----
(Dollars in Thousands)

Advances from Federal Home Loan Bank (3.11% at March 31, 2002)
  under a revolving credit agreement maturing on August 7, 2003                             $ 7,500           $ 7,500     $     -

Advance from Federal Home Loan Bank (2.11% at March 31, 2002)
  maturing June 26, 2002                                                                      2,500             2,500       2,500
                                                                                            -------           -------     -------
                                                                                            $10,000           $10,000     $ 2,500
                                                                                            =======           =======     =======

Non-Interest Income
-------------------

         Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, mortgage service fees and service charges on deposit accounts.

         The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

                                                 2002        2001       $          %
                                                 ----        ----       -          -
(Dollars in Thousands)

Service Charges on Deposit Accounts               $299       $267       $ 32      12.0%
Security Gains (Losses)                             14         19         (5)    (26.3)%
Other Income                                       247        254         (7)     (2.8)%
                                                  ----       ----       ----     -----
     Total Other Income                           $560       $540       $ 20       3.7%
                                                  ====       ====       ====     =====

         Excluding security gains and losses, non-interest income increased approximately $25 thousand or 4.8% when comparing 2002 with 2001 results.

Non-Interest Expense
--------------------

         Control of non-interest expenses continues to be one of EBC's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:

                                                            Three months ended
                                                                March 31,                   Change
                                                                ---------                   ------
(Dollars in Thousands)                                      2002          2001            $          %
                                                            ----          ----            -          -
Salaries                                                  $  827         $  790        $   37       4.7%
Employee Benefits                                            400            301            99      32.9%
Net Occupancy Expense                                        114            105             9       8.6%
Equipment Expense                                            159            158             1        .6%
Data Processing Expense                                      123            130            (7)     (5.4%)
Other Operating Expense                                      535            537            (2)      (.4%)
                                                          ------         ------        ------     -----
     Total Non-Interest Expense                           $2,158         $2,021        $  137       6.8%
                                                          ======         ======        ======     =====

         The increase in non-interest expense for the three months ended March 31, 2002 as compared with the same period in 2001 was primarily the result of an increase in salaries and benefits.

Income Taxes
------------

         The effective tax rate of EBC for the three-month period ended March 31, 2002 was 27.8% compared to 29.9% for the same period in 2001.

Capital and Liquidity
---------------------

         The assessment of capital adequacy depends primarily on a number of factors, which include asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in the various markets served and strength of management. Management of capital focuses on achieving a rate of return for shareholders while following guidelines set forth by bank regulators.

         EBC's equity capital totaled $25.6 million at March 31, 2002, compared to the December 31, 2001 level of $25.2 million. The growth and retention of earnings continues to be EBC's primary source of additional capital. Currently, EBC does not have any plans for issuing subordinated notes and EBC has not issued any new common or preferred stock during the past twelve months.

         The table presented below is a comparison of capital ratios (excluding unrealized gains or losses on securities available-for-sale):

                                            March 31,         December 31,
                                              2002          2001       2000
                                              ----          ----       ----

Equity Capital to Total Assets                9.43%          9.77%      9.74%

         The table presented below is a comparison of EBC's capital position with regulatory capital requirements:

                                                   March 31,       Regulatory
                                                     2002         Requirements
                                                     ----         ------------

Total Risk Based Capital Ratio                      11.97%            8.00%

Tier 1 Capital                                      10.74%            4.00%

Leverage Ratio                                       9.36%            4.00%

         Liquidity management is concerned with meeting the cash requirements of customers, including the withdrawal of funds by depositors or drawing down of approved lines of credit and commitments by borrowers. EBC is aided in meeting its liquidity needs by its strong capital position, and its high rate of internal capital generation.

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

         The following table sets forth the dividend payout ratio for the last two years and for the three months ended March 31, 2002:

                                       March 31,            Year Ended,
                                         2002          2001             2000
                                         ----          ----             ----

Dividend payout ratio                   19.05%        18.89%           13.53%

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

         EBC continually monitors its asset-liability position in order to maximize profits and minimize interest rate risk. Additionally, EBC can reduce the impact that changing interest rates have on earnings and adapt to changes in the economic environment by closely monitoring its Statement of Condition. There have been no material changes in EBC's asset-liability position since December 31, 2001.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          Not Applicable

Item 2.   Changes in Securities
          ---------------------

          Not Applicable

Item 3.   Defaults Upon Senior Securities
          --------------------------------

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


                                              EUFAULA BANCCORP, INC.


                                              BY /s/ Deborah M. Wiltse
                                                 -------------------------------
                                                 Deborah M. Wiltse

                                                 Chief Financial Officer and
                                                 Principal Accounting Officer


Date: May 13, 2002