Form 10QSB
period 2002-06-30
COMMERCESOUTH INC
filed 2002-08-13
CIK 836043

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

                         For the quarterly period ended:

                                  June 30, 2002

                         Commission file number: 0-29422


                               CommerceSouth, Inc.
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

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at June 30, 2002 was 2,636,793.


================================================================================

                               COMMERCESOUTH, INC.
                                   FORM 10-QSB
                                  June 30, 2002

                                      INDEX


PART I.   Financial Information:

Item 1.   Consolidated Statements of Condition, June 30, 2002
          and December 31, 2001.                                          3

          Consolidated Statements of Income for the Three and
          Six months ended June 30, 2002 and 2001.                        4

          Consolidated Statements of Cash Flow for the Six
          months ended June 30, 2002 and 2001.                            5

          Notes to Consolidated Financial Statements.                     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7-11


PART II.  Other Information


Item 1.   Legal Proceedings                                              12

Item 2.   Change in Securities                                           12

Item 3.   Defaults Upon Senior Securities                                12

Item 4.   Submission of Matters to a Vote of Security Holders            12

Item 5.   Other Information                                              12

Item 6.   Exhibits and Reports on Form 8-K                               12

          Signature                                                      13

Part I.                       COMMERCESOUTH, INC.
Item 1               CONSOLIDATED STATEMENTS OF CONDITION
                                (Unaudited)



                                                                                       June 30,              December 31,
                                                                                         2002                    2001
                                                                                       --------              ------------

(In thousands, except per share data)
ASSETS
Cash and Due From Banks ...........................................................    $  8,649                $  9,940
                                                                                       --------                --------
Short-Term Investments:
  Federal Funds Sold and Securities Purchased
    Under Agreement to Resell ....................................................        5,509                     663
    Interest-Bearing Deposits in Bank ............................................           92                      90
Securities Available-for-Sale, at Fair Value .....................................       12,179                  13,477
Investment Securities, at Cost ...................................................       18,185                  19,099
Restricted Equity Securities .....................................................          969                     969
Total Loans ......................................................................      223,522                 198,553
  Allowance for Loan Losses ......................................................       (2,951)                 (2,566)
                                                                                       --------                 -------
    Net Loans ....................................................................      220,571                 195,987
Premises and Equipment, Net ......................................................        8,745                   7,744
Goodwill .........................................................................        1,155                   1,155
Other Real Estate ................................................................          940                     277
Other Assets .....................................................................        6,919                   6,465
                                                                                       --------                --------
          Total Assets ...........................................................     $283,913                $255,866
                                                                                       ========                ========


LIABILITIES
Deposits:
  Non-Interest-Bearing Demand ....................................................     $ 30,614                $ 29,543
  Savings and Interest-Bearing Demand ............................................       75,832                  65,412
  Time ...........................................................................      137,641                 118,441
                                                                                        -------                --------
          Total Deposits .........................................................      244,087                 213,396

Short-Term Borrowings ............................................................        1,011                   4,051
Federal Home Loan Bank Borrowings ................................................       10,000                  10,000
ESOP Note Payable ................................................................          581                     457
Other Liabilities ................................................................        2,125                   2,743
                                                                                       --------                --------
          Total Liabilities ......................................................      257,804                 230,647
                                                                                       --------                --------

CAPITAL ACCOUNTS
Preferred Stock (Par value of $.10; 50,000 shares authorized; none issued) .......            -                       -
Common Stock (Par value of $1.00; 5,000,000 shares authorized; 2,636,793 shares
  issued in 2002 and 2,631,473 shares issued in 2001, respectively) ..............        2,637                   2,631
Surplus ..........................................................................        6,109                   6,082
Deferred Compensation Payable in Common Stock ....................................          312                     175
Retained Earnings ................................................................       17,827                  16,714
Accumulated Other Comprehensive Income ...........................................          216                     244
                                                                                       --------                --------
                                                                                         27,101                  25,846

Treasury Stock, at cost:
  Unearned common stock held by ESOP, 52,290 shares and 34,690
    shares, respectively .........................................................         (680)                   (452)
  Common  stock held in grantor trust, 27,563 shares and 16,385
    shares, respectively .........................................................         (312)                   (175)
                                                                                       --------                --------
          Total Stockholders' Equity .............................................       26,109                  25,219
                                                                                       --------                --------
             Total Liabilities and Capital Accounts ..............................     $283,913                $255,866
                                                                                       ========                ========


                               COMMERCESOUTH, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                               Three months ended   Six months ended
                                                                                     June 30,           June 30,
                                                                               ------------------   ----------------
(In thousands, except per share data)                                            2002      2001      2002      2001
                                                                                 ----      ----      ----      ----
INTEREST INCOME

Interest and Fees on Loans ................................................     $4,065    $4,329    $7,989     $8,721
Interest on Securities:
  Taxable Securities ......................................................        213       268       442        629
  Nontaxable Securities ...................................................        226       258       458        520
Interest on Federal Funds Sold and Securities Purchased Under
  Agreements to Resell ....................................................          2         5         2         12
                                                                                ------    ------    ------     ------

    TOTAL INTEREST INCOME .................................................      4,506     4,860     8,891      9,882
                                                                                ------    ------    ------     ------

INTEREST EXPENSE
Interest on Deposits ......................................................      1,432     2,211     2,876      4,543
Interest on Federal Funds Purchased
  and Securities Sold Under Agreements to Repurchase ......................         15        31        54        153
Interest on Notes Payable .................................................         72       133       148        233
                                                                                ------    ------    ------     ------
          TOTAL INTEREST EXPENSE ..........................................      1,519     2,375     3,078      4,929
                                                                                ------    ------    ------     ------

          NET INTEREST INCOME .............................................      2,987     2,485     5,813      4,953
Provision for Possible Loan Losses ........................................        464        50       686        108
                                                                                ------    ------    ------     ------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .............      2,523     2,435     5,127      4,845
                                                                                ------    ------    ------     ------

OTHER INCOME
Service Charges on Deposit Accounts .......................................        310       302       609        569
Security Gains ............................................................          -        34        14         53
Other Operating Income ....................................................        327       248       574        426
                                                                                ------    ------    ------     ------
          TOTAL OTHER INCOME ..............................................        637       584     1,197      1,048
                                                                                ------    ------    ------     ------
OTHER EXPENSE
Salaries ..................................................................        822       785     1,649      1,575
Employee Benefits .........................................................        413       300       813        601
Net Occupancy Expense .....................................................         91        96       205        201
Equipment Expense .........................................................        177       156       336        314
Data Processing Expense ...................................................        125       123       248        253
Other Operating Expenses ..................................................        664       524     1,199      1,061
                                                                                ------    ------    ------     ------
          TOTAL OTHER EXPENSE .............................................      2,292     1,984     4,450      4,005
                                                                                ------    ------    ------     ------
INCOME BEFORE INCOME TAXES .................................................       868     1,035     1,874      1,888
INCOME TAX EXPENSE ........................................................        205       329       485        584
                                                                                ------    ------    ------     ------
 NET INCOME ...............................................................     $  663    $  706    $1,389     $1,304
                                                                                ======    ======    ======     ======
EARNINGS PER SHARE:
 BASIC ....................................................................     $ 0.26    $ 0.27    $ 0.54     $ 0.50
                                                                                ======    ======    ======     ======

 DILUTED ..................................................................     $ 0.24    $ 0.26    $ 0.51     $ 0.48
                                                                                ======    ======    ======     ======

AVERAGE SHARES ISSUED AND OUTSTANDING .....................................      2,556     2,631     2,563      2,630

FULLY DILUTED SHARES ISSUED AND OUTSTANDING ...............................      2,719     2,734     2,712      2,733



                               COMMERCESOUTH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                          Six months ended
                                                                                               June 30,
                                                                                       ---------------------
(In thousands)                                                                            2002        2001
                                                                                          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .....................................................................       $  1,389     $  1,304
Adjustments to reconcile net income to net cash
Provided by operating activities:
 Depreciation ..................................................................            296          262
 Amortization of goodwill ......................................................              -           40
 Provision for loan losses .....................................................            686          108
 Net realized gains on sales of securities .....................................            (14)         (53)
 Increase in other real estate owned ...........................................           (663)         (62)
 Other prepaids, deferrals and accruals, net ...................................           (454)         366
 (Decrease) Increase in other liabilities ......................................           (586)          63
                                                                                       --------     --------
Net cash provided by operating activities ......................................            654        2,028
                                                                                       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities ..............................            914          439
Proceeds from maturities of securities available-for-sale ......................          3,916        9,044
Purchase of securities available-for-sale ......................................         (2,664)           -
Increase in federal funds, net .................................................         (4,846)      (4,100)
(Increase) decrease in other short-term investments ............................             (2)          39
Increase in loans ..............................................................        (25,270)     (14,650)
Capital additions ..............................................................         (1,297)        (811)
                                                                                       --------     --------
Net cash used in investing activities ..........................................        (29,249)     (10,039)
                                                                                       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in demand, savings and interest-bearing demand deposits ...............         11,491        3,925
Increase in time deposits ......................................................         19,200        8,141
Decrease in short term borrowings ..............................................         (3,040)     (15,705)
Increase in Federal Home Loan Bank borrowings ..................................              -       10,000
Increase in ESOP note payable ..................................................            124            -
Common Stock purchased by ESOP .................................................           (228)           -
Exercise of stock options ......................................................             33           29
Dividends paid .................................................................           (276)        (263)
                                                                                       --------     --------
Net cash provided by financing activities ......................................         27,304        6,127
                                                                                       --------     --------
Decrease in cash and due from banks ............................................         (1,291)      (1,884)
                                                                                       --------     --------
Cash and due from banks, beginning .............................................          9,940        9,112
                                                                                       --------     --------
Cash and due from banks, ending ................................................       $  8,649     $  7,228
                                                                                       ========     ========



                               COMMERCESOUTH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Principles of Consolidation:

     The consolidated financial statements of CommerceSouth, Inc. ("COSO") include the accounts of the parent company and its wholly owned subsidiaries Southern Bank of Commerce, Eufaula, Alabama and First American Bank, Walton County, Florida. All material inter-company transactions have been eliminated.

     The consolidated statements of condition as of June 30, 2002 and the related consolidated statements of income for the six month period ended June 30, 2002 and 2001 and the consolidated statements of cash flows for the six month period ended June 30, 2002 and 2001 are unaudited; in the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.   Results of Operations

     The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results of operations for the entire year of 2002. This report should be read in conjunction with COSO's (formerly known as Eufaula BancCorp, Inc.) 2001 Annual Report to Shareholders for a complete understanding of COSO's accounting policies and their effect on the financial statements as a whole.

3.   Capital Accounts

     Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 2,562,974 and 2,630,411 for 2002 and 2001, respectively. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 148,725 in 2002 and 103,000 in 2001.

4.   Comprehensive Income (Loss)

     Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company's comprehensive income, which includes net income and the change in unrealized gain (loss) on securities available for sale, net of tax, was $1.4 million and $1.4 million for the six months ended June 30, 2002 and 2001, respectively.

5.   Commitments

     On April 10, 2002, First American Bank agreed to purchase real estate in the amount of $880,000, for future expansion.

6.   Goodwill

     Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment. The Company completed its initial assessment review and determined that there was no impairment of goodwill as of January 1, 2002. The Company will review goodwill on an annual basis for impairment or as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion and review of CommerceSouth, Inc. ("COSO") and its subsidiaries, Southern Bank of Commerce ("SBC") and First American Bank ("FAB"), focuses on the results of operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

Forward Looking Statements
--------------------------

     This 10-QSB contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. When we use words such as "may," "will," "expect," "plan," "project," "anticipate," "intend" and other similar expressions, we are making forward-looking statements. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company's SEC reports, including but not limited to the report on Form 10-QSB for the quarter ended June 30, 2002.

Results of Operations
---------------------

     Net income for the three months ended June 30, 2002 was $663 thousand, or $
0.26 per share compared with $706 thousand, or $ 0.27 per share during the same period in 2001. Net income for the six months ended June 30, 2002 was $1.389 million, or $ 0.54 per share compared with $1.304 million, or $ 0.50 per share during the same period in 2001. The annualized return on average assets for the six months ended June 30, 2002 and 2001 was 1.04% and 1.10% respectively, while the annualized return on average equity was 10.86% and 11.05% respectively for the same periods.

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

     On a tax-equivalent basis, net interest income for the first six months of 2002 was $6.0 million compared with $5.2 million in the first six months of 2001. The increase in net interest income was primarily the result of an increase in the volume of average earning assets. The net interest margin through June 30, 2002 was 4.93% compared with 4.75% for the six months ended June 30, 2001 and 4.79% and 4.63% for the years ended December 31, 2001 and 2000, respectively. COSO expects no material change in the net interest margin through the remainder of 2002.

     COSO had Federal Home Loan Bank borrowings of approximately $10.0 million at June 30, 2002. Interest expense associated with this debt totaled $148 thousand during the first six months of 2002 compared with $233 thousand during the same period in 2001.

     The following table is a comparison of the net interest margin:

                                   June 30,          December 31,
                               2002      2001      2001     2000
                               ----      ----      ----     ----

     Yield on Earning Assets   7.44%     9.23%     8.73%    9.30%
     Break-even Yield          2.51%     4.48%     3.94%    4.67%
     Net Interest Margin       4.93%     4.75%     4.79%    4.63%
     Net Interest Spread       4.52%     3.93%     4.08%    3.89%

Loans and Leases
----------------

     COSO's gross loans and leases totaled $223.5 million at June 30, 2002 compared with $198.6 million at December 31, 2001. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

     A sound credit policy combined with periodic and independent credit reviews is the key factor of the credit risk management program. All affiliate banks operate under written loan policies that help maintain a consistent lending function and provide sound credit decisions. Credit decisions continue to be based on the borrower's cash flow position and the value of the underlying collateral, as well as other relevant factors. Each bank is responsible for evaluating its loans to identify those credits beginning to show signs of deterioration so that prompt corrective action may be taken. The loan review function is being outsourced to a third party, which performs a review of each bank's loans and related documentation annually. Results of these examinations are reviewed with the Chairman and Chief Executive Officer, the management and board of the respective affiliate banks and the Audit Committee.

     The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:


                                                            June 30,    December 31,
                                                              2002      2001    2000
                                                            --------    ----    ----
     (In thousands)
     Non-performing loans:
     Non-accrual loans:
       Commercial                                           $    -      $  -    $  -
       Real Estate                                             158       108     421
       Consumer                                                 21        14      30
                                                            ------      ----    ----
                                                            $  179      $122    $451
                                                            ------      ----    ----
     Past due 90 days or more and still accruing:
       Commercial                                           $  192      $  -    $  -
       Real Estate                                             109        93       -
       Consumer                                                  1         3       2
                                                            ------      ----    ----
                                                            $  302      $ 96    $  2
                                                            ------      ----    ----

     Renegotiated Loans:                                    $    -      $  -    $  -
                                                            ------      ----    ----

     Total non-performing Loans:                            $  481      $218    $453
     Other Real Estate, Net                                    940       277       8
                                                            ------      ----    ----

     Total non-performing Assets:                           $1,421      $495    $461
                                                            ======      ====    ====

     Non-Performing Loans as a % of Outstanding Loans         .22%       .11%    .26%
     Non-Performing Assets as a % of Equity Capital          5.44%      1.96%   1.99%



     The increase in non-performing assets resulted primarily from two relationships that were foreclosed in our Montgomery, Alabama operation. All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of June 30, 2002.

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

     During the first six months of 2002, COSO made provisions for loan losses of $686 thousand compared with $108 thousand for the same period in 2001. Total non-performing loans increased $263 thousand from $218 thousand at December 31, 2001 to $481 thousand at June 30, 2002. Net charge-offs through June 30, 2002 totaled $301 thousand.


                                                         June 30,   Year Ended December 31,
                                                           2002        2001       2000
                                                         --------   -----------------------
Allowance as a percentage of total loans and leases       1.32%        1.29%      1.37%


     The allowance for loan losses as a percentage of non-performing loans was approximately 614% at June 30, 2002, compared with 1,177% at December 31, 2001.

Securities Available-for-Sale
-----------------------------

                            June 30,       December 31,
                              2002       2001       2000
                            --------   -------    -------
(In thousands)
Market Value                $12,179    $13,477    $20,783
Amortized Cost               11,819     13,069     20,726
                            -------    -------    -------
 Difference                 $   360    $   408    $    57
                            =======    =======    =======


Investment Securities
---------------------

                            June 30,       December 31,
                              2002       2001       2000
                            --------   -------    -------

(In thousands)
Market Value                $19,298    $19,705    $21,686
Amortized Cost               18,185     19,099     21,247
                            -------    -------    -------
 Difference                 $ 1,113    $   606    $   439
                            =======    =======    =======

     At June 30, 2002, COSO's securities portfolio classified as Investment Securities was composed primarily of municipal and long-term corporate securities.

Federal Home Loan Borrowings
----------------------------

     Federal Home Loan borrowings consist of the following:



                                                                          June 30          December 31
                                                                           2002         2001        2000
                                                                          -------     -------      ------
(Dollars in Thousands)

Advances from Federal Home Loan Bank (3.11% at June 30, 2002)
 under a revolving credit agreement maturing on August 7, 2003            $ 7,500     $ 7,500      $    -


Advance from Federal Home Loan (2.03% at June 30, 2002) maturing
 December 26, 2002                                                          2,500       2,500       2,500
                                                                          -------     -------      ------
                                                                          $10,000     $10,000      $2,500
                                                                          =======     =======      ======

Non-Interest Income
-------------------

     Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, mortgage service fees and service charges on deposit accounts.

     The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:




                                          Six months ended
                                               June 30,           Change
                                         -----------------    --------------
                                          2002       2001       $        %
                                         ------     ------    ----     -----
(Dollars in Thousands)

Service Charges on Deposit Accounts      $  609     $  569    $ 40       7.0%
Security Gains (Losses)                      14         53     (39)    (73.6)%
Other Income                                574        426     148      34.7%
                                         ------     ------    ----     -----
 Total Other Income                      $1,197     $1,048    $149      14.2%
                                         ======     ======    ====     =====


     Excluding security gains and losses, non-interest income increased approximately $188 thousand or 18.9% when comparing 2002 with 2001 results.

Non-Interest Expense
--------------------

     Control of non-interest expenses continues to be one of COSO's major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:

                                    Six months ended
                                         June 30,                 Change
                                   ------------------        ----------------
                                    2002        2001           $           %
                                   ------      ------        ----        ----
(Dollars in Thousands)

Salaries                           $1,649      $1,530        $119         7.8%
Employee Benefits                     813         646         167        25.9%
Net Occupancy Expense                 205         201           4         2.0%
Equipment Expense                     336         314          22         7.0%
Data Processing Expense               248         253          (5)       (2.0)%
Other Operating Expense             1,199       1,061         138        13.0%
                                   -----       ------       -----        ----
 Total Non-Interest Expense        $4,450      $4,005        $445        11.1%
                                   ======     =======       =====        ====

         The increase in non-interest expense for the six months ended June 30, 2002 as compared with the same period in 2001 was primarily the result of an increase in salaries and benefits and other operating expenses.

Income Taxes
------------

     The effective tax rate of COSO for the six month-month period ended June 30, 2002 was 25.9 % compared to 30.9% for the same period in 2001.

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


     COSO's equity capital totaled $26.1 million at June 30, 2002, compared to the December 31, 2001 level of $25.2 million. The growth and retention of earnings continues to be COSO's primary source of additional capital. Currently, COSO does not have any plans for issuing subordinated notes and COSO has not issued any new common or preferred stock during the past twelve months.

     The table presented below is a comparison of capital ratios (excluding unrealized gains or losses on securities available-for-sale):

                                   June 30,       December 31,
                                    2002        2001        2000
                                   --------    -----       -----

Equity Capital to Total Assets      9.13%      9.77%       9.74%


         The table presented below is a comparison of COSO's capital position with regulatory capital requirements:


                                          June 30,     Regulatory
                                            2002      Requirements
                                          --------    ------------
Total Risk Based Capital Ratio            11.74         8.00%
Tier 1 Capital                            10.49         4.00%
Leverage Ratio                             8.99         4.00%

     Liquidity management is concerned with meeting the cash requirements of customers, including the withdrawal of funds by depositors or drawing down of approved lines of credit and commitments by borrowers. COSO is aided in meeting its liquidity needs by its strong capital position and its high rate of internal capital generation.

Dividend Policy
---------------

     COSO strives to maintain a balance between the retention of earnings for the support of growth and expansion and a dividend payout that meets the required return for investors. COSO anticipates continuing its policy of regular cash dividends, although there is no assurance as to future increases in dividends because they are dependent upon future earnings, capital requirements and economic conditions.

     The following table sets forth the dividend payout ratio for the last two years and for the six months ended June 30, 2002:

                                       June 30,              Year Ended,
                                         2002           2001           2000
                                       --------        -----          -----
Dividend payout ratio                   19.87%         18.89%         13.53%

Asset - Liability Management
----------------------------

     COSO, like most financial institutions, provides for the relative stability in profits and the control in interest rate risk through asset-liability management. Important elements of asset-liability management are the analysis and examination of the extent to which such assets and liabilities are interest rate sensitive and the monitoring of the company's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets expected to mature or reprice within a time period and the amount of interest-bearing liabilities expected to mature or reprice within that same time period. A gap is considered negative when the amount of interest rate sensitive liabilities maturing within a specific time frame exceeds the amount of interest rate sensitive assets maturing within that same time frame. During a period of falling interest rates, a negative gap tends to result in an increase in net interest income. Whereas in a rising interest rate environment, an institution with a negative gap could experience the opposite results.

     COSO continually monitors its asset-liability position in order to maximize profits and minimize interest rate risk. Additionally, COSO can reduce the impact that changing interest rates have on earnings and adapt to changes in the economic environment by closely monitoring its Statement of Condition. There have been no material changes in COSO's asset-liability position since December 31, 2001.

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

         Not Applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Annual meeting of the Shareholders of Eufaula BancCorp, Inc. was held on May 15, 2002. At the meeting, the following items were presented for approval:

         Election of Directors to serve for a period of three years or until their successors are elected and qualified:



                   NOMINEE                                  FOR         %     WITHHELD      %
                   -------                                  ---         -     --------      -
              Michael C. Dixon                            2,213,435    99.8     3,471      0.2
              Robert M. Dixon                             2,213,435    99.8     3,471      0.2

         The following continue to serve as directors:
              James R. Balkcom, Jr.
              Greg B. Faison
              Burt H. Rowe, Jr.
              James A. Faulkner
              William D. Moorer, Jr.
              Dennis A. Wallace



        2. The Eufaula BancCorp, Inc. 2001 Senior Executive Performance Enhancement Plan was ratified and approved:



                                                                                                 BROKER
              FOR                %          AGAINST          %         ABSTAIN       %        NON-VOTE          %
              ---                -          -------          -         -------       -        --------         -
            1,376,206          62.1         130,236         5.9         79,574      3.6        630,890        28.4


        3. The Amendment to the Restated Certificate of Incorporation of Eufaula BancCorp, Inc. to change the name of the Company to "CommerceSouth, Inc." was ratified and approved:

                       FOR           %      AGAINST      %       ABSTAIN      %
                       ---           -      -------      -       -------      -
                     2,176,415     82.6     18,354       .7      22,137       .8

Item 5.  Other Information
         -----------------

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     The following exhibits are filed with this report or are incorporated by references to previously filed materials.

          Exhibit No.                   Description of Exhibit
          -----------                   ----------------------

             99.1                       Certification of Report by CEO
             99.2                       Certification of Report by CFO

          Reports on Form 8-K
          -------------------

     A current report on Form 8-K dated May 15, 2002 was filed on May 16, 2002 reporting the approval of a change of name of the Registrant from Eufaula BancCorp, Inc. to CommerceSouth, Inc. The name change was made effective on May 16, 2002.

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

Date: August 12, 2002