Form 10QSB
period 2002-09-30
COMMERCESOUTH INC
filed 2002-11-14
CIK 836043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2002

Commission file number: 0-29422

CommerceSouth, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	63-0989868 (I.R.S. Employer Identification No.)

224 East Broad Street Eufaula, Alabama (Address of principal executive offices)	36027 (Zip Code)

(334) 687-3581
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

The number of shares outstanding of registrant’s common stock, par value $1.00 per share; at September 30, 2002 was 2,636,793.

COMMERCESOUTH, INC.
FORM 10-QSB
September 30, 2002

Signature	14

Part I.
Item 1

COMMERCESOUTH, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)

	September 30, 2002	December 31, 2001

(In thousands, except per share data)

ASSETS
Cash and Due From Banks	$9,909	$9,940

Short-Term Investments:
Federal Funds Sold and Securities Purchased
Under Agreement to Resell	7,558	663
Interest-Bearing Deposits in Bank	87	90
Securities Available-for-Sale, at Fair Value	12,861	13,477
Investment Securities, at Cost	17,926	19,099
Restricted Equity Securities	969	969
Total Loans	226,065	198,553
Allowance for Loan Losses	(2,995)	(2,566)

Net Loans	223,070	195,987
Premises and Equipment, Net	10,492	7,744
Goodwill	1,155	1,155
Other Real Estate	880	277
Other Assets	7,030	6,465

Total Assets	$291,937	$255,866

LIABILITIES
Deposits:
Non-Interest-Bearing Demand	$31,572	$29,543
Savings and Interest-Bearing Demand	79,607	65,412
Time	140,145	118,441

Total Deposits	251,324	213,396
Short-Term Borrowings	1,017	4,051
Federal Home Loan Bank Borrowings	10,000	10,000
ESOP Note Payable	588	457
Other Liabilities	2,370	2,743

Total Liabilities	265,299	230,647

CAPITAL ACCOUNTS
Preferred Stock (Par value of $.10; 50,000 shares authorized; none issued).	—	—
Common Stock (Par value of $1.00; 5,000,000 shares authorized; 2,636,793 shares issued in 2002 and 2,631,473 shares issued in 2001, respectively)	2,637	2,631
Surplus	6,109	6,082
Deferred Compensation Payable in Common Stock	312	175
Retained Earnings	18,310	16,714
Accumulated Other Comprehensive Income	262	244

	27,630	25,846

Treasury Stock, at cost:
Unearned common stock held by ESOP, 52,290 shares and 34,690 shares, respectively	(680)	(452)
Common stock held in grantor trust, 26,287 shares and 16,385 shares, respectively	(312)	(175)

Total Stockholders’ Equity	26,638	25,219

Total Liabilities and Capital Accounts	$291,937	$255,866

COMMERCESOUTH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

(In thousands, except per share data)	2002	2001	2002	2001

INTEREST INCOME
Interest and Fees on Loans	$3,921	$4,281	$11,910	$13,002
Interest on Securities:
Taxable Securities	190	236	604	823
Nontaxable Securities	221	249	679	769
Interest on Federal Funds Sold and
Securities Purchased Under
Agreements to Resell	49	61	51	73
Interest on Deposits in Banks	12	17	40	59

TOTAL INTEREST INCOME	4,393	4,844	13,284	14,726

INTEREST EXPENSE
Interest on Deposits	1,527	2,051	4,403	6,594
Interest on Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	2	4	56	157
Interest on Notes Payable	71	109	219	342

TOTAL INTEREST EXPENSE	1,600	2,164	4,678	7,093

NET INTEREST INCOME	2,793	2,680	8,606	7,633
Provision for Possible Loan Losses	339	146	1,025	254

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,454	2,534	7,581	7,379

OTHER INCOME
Service Charges on Deposit Accounts	323	306	932	875
Security Gains	3	29	17	82
Other Operating Income	346	250	920	676

TOTAL OTHER INCOME	672	585	1,869	1,633

OTHER EXPENSE
Salaries	870	800	2,519	2,307
Employee Benefits	352	339	1,165	1,008
Net Occupancy Expense	159	95	364	296
Equipment Expense	180	147	516	461
Data Processing Expense	168	127	416	380
Other Operating Expenses	592	579	1,791	1,640

TOTAL OTHER EXPENSE	2,321	2,087	6,771	6,092

INCOME BEFORE INCOME TAXES	805	1,032	2,679	2,920
INCOME TAX EXPENSE	182	332	667	916

NET INCOME	$623	$700	$2,012	$2,004

EARNINGS PER SHARE:
BASIC	$0.24	$0.27	$0.79	$0.76

DILUTED	$0.23	$0.25	$0.74	$0.73

AVERAGE SHARES ISSUED AND OUTSTANDING	2,557	2,631	2,561	2,631
FULLY DILUTED SHARES ISSUED AND OUTSTANDING	2,713	2,772	2,712	2,744

COMMERCESOUTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

	2002	2001

(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,012	$2,004
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation	461	385
Amortization of goodwill	—	59
Provision for loan losses	1,025	254
Net realized gains on sales of securities	(17)	(82)
Increase in other real estate owned	(603)	—
Other prepaids, deferrals and accruals, net	(565)	(1,383)
(Decrease) Increase in other liabilities	(370)	66

Net cash provided by operating activities	1,943	1,303

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities	1,173	1,681
Proceeds from maturities of securities available-for-sale	6,320	12,765
Purchase of securities available-for-sale	(5,673)	(4,053)
Increase in federal funds sold	(6,895)	(6,296)
Decrease in other short-term investments	3	39
Increase in loans	(28,108)	(14,276)
Capital additions	(3,209)	(1,399)

Net cash used in investing activities	(36,389)	(11,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in demand, savings and interest-bearing demand deposits	16,224	8,934
Increase in time deposits	21,704	6,526
Decrease in short term borrowings	(3,034)	(15,714)
Increase in Federal Home Loan Bank borrowings	—	10,000
Increase in ESOP note payable	131	—
Common Stock purchased by ESOP	(228)	—
Exercise of stock options	33	29
Dividends paid	(415)	(395)

Net cash provided by financing activities	34,415	9,380

Decrease in cash and due from banks	(31)	(856)

Cash and due from banks, beginning	9,940	9,112

Cash and due from banks, ending	$9,909	$8,256

COMMERCESOUTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Principles of Consolidation:

         The consolidated financial statements of CommerceSouth, Inc. (“COSO”) include the accounts of the parent company and its wholly owned subsidiaries Southern Bank of Commerce, Eufaula, Alabama and First American Bank, Walton County, Florida. All material inter-company transactions have been eliminated.

         The consolidated statements of condition as of September 30, 2002 and the related consolidated statements of income for the nine-month period ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the nine-month period ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.      Results of Operations

         The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results of operations for the entire year of 2002. This report should be read in conjunction with COSO’s (formerly known as Eufaula BancCorp, Inc.) 2001 Annual Report to Shareholders for a complete understanding of COSO’s accounting policies and their effect on the financial statements as a whole.

3.      Capital Accounts

         Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 2,561,000 and 2,631,000 for 2002 and 2001, respectively. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 151,000 in 2002 and 114,000 in 2001.

4.      Comprehensive Income (Loss)

         Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income, which includes net income and the change in unrealized gain (loss) on securities available for sale, net of tax, was $2.0 million and $2.2 million for the nine months ended September 30, 2002 and 2001, respectively.

5.      Commitments

         In August,2002, First American Bank purchased real estate in the amount of $889,000 for branch expansion in Destin, Florida. It is anticipated that an additional $1 million will be required for construction of this branch.

         In September, 2002, Southern Bank of Commerce purchased real estate in the amount of $526,000 for branch expansion in Prattville, Alabama.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following discussion and review of CommerceSouth, Inc. (“COSO”) and its subsidiaries, Southern Bank of Commerce (“SBC”) and First American Bank (“FAB”), focuses on the results of operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

Forward Looking Statements

         This 10-QSB contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. When we use words such as “may,” “will,” “expect,” “plan,” “project,” “anticipate,” “intend” and other similar expressions, we are making forward-looking statements. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company’s SEC reports, including but not limited to the report on Form 10-QSB for the quarter ended September 30, 2002.

Results of Operations

         Net income for the three months ended September 30, 2002 was $623 thousand, or $0.24 per basic share compared with $700 thousand, or $0.27 per basic share during the same period in 2001. Net income for the nine months ended September 30, 2002 was $2.0 million, or $0.79 per basic share compared with $2.0 million, or $0.76 per basic share during the same period in 2001. The annualized return on average assets for the nine months ended September 30, 2002 and 2001 was .98% and 1.11% respectively, while the annualized return on average equity was 10.36% and 11.15% respectively for the same periods.

Net Interest Income

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

         On a tax-equivalent basis, net interest income for the first nine months of 2002 was $9.0 million compared with $8.0 million in the first nine months of 2001. The increase in net interest income was primarily the result of an increase in the volume of average earning assets. The net interest margin through September 30, 2002 was 4.71% compared with 4.77% for the nine months ended September 30, 2001 and 4.79% and 4.63% for the years ended December 31, 2001 and 2000, respectively. COSO expects no material change in the net interest margin through the remainder of 2002.

         COSO had Federal Home Loan Bank borrowings of $10.0 million at September 30, 2002. Interest expense associated with this debt totaled $219 thousand during the first nine months of 2002 compared with $342 thousand during the same period in 2001.

         The following table is a comparison of the net interest margin:

	September 30,		December 31,
	2002	2001	2001	2000

Yield on Earning Assets	7.17%	8.99%	8.73%	9.30%
Break-even Yield	2.46%	4.22%	3.94%	4.67%
Net Interest Margin	4.71%	4.77%	4.79%	4.63%

Net Interest Spread	4.31%	3.99%	4.08%	3.89%

Loans and Leases

         COSO’s gross loans and leases totaled $226.1 million at September 30, 2002 compared with $198.6 million at December 31, 2001. The Company has no foreign loans or leases and it is the policy of the Company to avoid out of territory loans.

         A sound credit policy combined with periodic and independent credit reviews is the key factor of the credit risk management program. All affiliate banks operate under written loan policies that help maintain a consistent lending function and provide sound credit decisions. Credit decisions continue to be based on the borrower’s cash flow position and the value of the underlying collateral, as well as other relevant factors. Each bank is responsible for evaluating its loans to identify those credits beginning to show signs of deterioration so that prompt corrective action may be taken. The loan review function is being outsourced to a third party, which performs a review of each bank’s loans and related documentation annually. Results of these examinations are reviewed with the Chairman and Chief Executive Officer, the management and board of the respective affiliate banks and the Audit Committee.

         The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:

	September 30,	December 31,
	2002	2001	2000

(In thousands)

Non-performing loans:
Non-accrual loans:
Commercial	$192	$—	$—
Real Estate	501	108	421
Consumer	53	14	30

	$746	$122	$451

Past due 90 days or more and still accruing:
Commercial	$—	$—	$—
Real Estate	51	93	—
Consumer	20	3	2

	$71	$96	$2

Renegotiated Loans:	$—	$—	$—

Total non-performing Loans:	$817	$218	$453
Other Real Estate, Net	880	277	8

Total non-performing Assets:	$1,697	$495	$461

Non-Performing Loans as a % of Outstanding Loans	.36%	.11%	.26%
Non-Performing Assets as a % of Equity Capital	6.37%	1.96%	1.99%

         The increase in non-performing assets resulted from the foreclosure of two loan relationships in our Montgomery, Alabama operation and a 511% increase in non-accrual loans during the nine-month period ended September 30, 2002. All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of September 30, 2002.

         Management remains committed to reducing the level of non-performing assets and to minimize future risks by continuous review of the loan portfolio.

Allowance for Loan and Lease Losses

         The provision for loan losses represents management’s evaluation of the overall loan portfolio quality and loss experience. During management’s periodic review of the provision throughout each quarter, the amount to be provided is determined by the level of net charge-offs, the size of the loan portfolio, non-performing assets, anticipated and current economic conditions and specific reviews of performing and non-performing loans.

         During the first nine months of 2002, COSO made provisions for loan losses of $1.0 million compared with $254 thousand for the same period in 2001. Total non-performing loans increased $599 thousand from $218 thousand at December 31, 2001 to $817 thousand at September 30, 2002. Net charge-offs through September 30, 2002 totaled $596 thousand. The significant increase in the provision for loan losses charged to expense in the nine-month period ended September 30, 2002 was attributable to the increase in loan charge-offs and non-performing loans.

	September 30,	Year Ended December 31,
	2002	2001	2000

Allowance as a percentage of total loans and leases	1.32%	1.29%	1.37%

         The allowance for loan losses as a percentage of non-performing loans was approximately 366% at September 30, 2002, compared with 1,177% at December 31, 2001.

Securities Available-for-Sale

	September 30,	December 31,
	2002	2001	2000

(In thousands)

Market Value	$12,861	$13,477	$20,783
Amortized Cost	12,424	13,069	20,726

Difference	$437	$408	$57

Investment Securities

	September 30,	December 31,
	2002	2001	2000

(In thousands)

Market Value	$19,553	$19,705	$21,686
Amortized Cost	17,926	19,099	21,247

Difference	$1,627	$606	$439

         At September 30, 2002, COSO’s securities portfolio classified as Investment Securities was composed primarily of municipal and long-term corporate securities.

Federal Home Loan Borrowings

Federal Home Loan borrowings consist of the following:

	September 30,	December 31,
	2002	2001	2000

(Dollars in thousands)

Advances from Federal Home Loan Bank (3.11% at September 30, 2002) under a revolving credit agreement maturing on August 7, 2003	$7,500	$7,500	$—

Advance from Federal Home Loan (2.03% at September 30, 2002) maturing December 26, 2002	2,500	2,500	2,500

	$10,000	$10,000	$2,500

Non-Interest Income

         Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, mortgage service fees and service charges on deposit accounts.

         The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

	Nine months ended September 30,		Change

	2002	2001	$	%

(Dollars in Thousands)

Service Charges on Deposit Accounts	$932	$875	$57	6.5%
Security Gains (Losses)	17	82	(65)	(79.3)%
Other Income	920	676	244	36.1%

Total Other Income	$1,869	$1,633	$236	14.5%

         Excluding security gains and losses, non-interest income increased approximately $301 thousand or 19.4% when comparing 2002 with 2001 results.

Non-Interest Expense

         Control of non-interest expenses continues to be one of COSO’s major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:

	Nine months ended September 30,		Change

	2002	2001	$	%

(Dollars in Thousands)

Salaries	$2,519	$2,307	$212	9.2%
Employee Benefits	1,165	1,008	157	15.6%
Net Occupancy Expense	364	296	68	23.0%
Equipment Expense	516	461	55	11.9%
Data Processing Expense	416	380	36	9.5%
Other Operating Expense	1,791	1,640	151	9.2%

Total Non-Interest Expense	$6,771	$6,092	$679	11.1%

         The increase in non-interest expense for the nine months ended September 30, 2002 as compared with the same period in 2001 was primarily the result of an increase in salaries and benefits and other operating expenses.

Income Taxes

         The effective tax rate of COSO for the nine month-month period ended September 30, 2002 was 24.9 % compared to 31.4% for the same period in 2001.

Capital and Liquidity

         The assessment of capital adequacy depends primarily on a number of factors, which include asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in the various markets served and strength of management. Management of capital focuses on achieving a rate of return for shareholders while following guidelines set forth by bank regulators.

         COSO’s equity capital totaled $26.6 million at September 30, 2002, compared to the December 31, 2001 level of $25.2 million. The growth and retention of earnings continues to be COSO’s primary source of additional capital. Currently, COSO does not have any plans for issuing subordinated notes and COSO has not issued any new common or preferred stock during the past twelve months.

         The table presented below is a comparison of capital ratios (excluding unrealized gains or losses on securities available-for-sale):

	September 30,	December 31,
	2002	2001	2000

Equity Capital to Total Assets	9.04%	9.77%	9.74%

         The table presented below is a comparison of COSO’s capital position with regulatory capital requirements:

	September 30, 2002	Regulatory Requirements

Total Risk Based Capital Ratio	11.69%	8.00%

Tier 1 Capital	10.45%	4.00%

Leverage Ratio	8.70%	4.00%

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

         The following table sets forth the dividend payout ratio for the last two years and for the nine months ended September 30, 2002:

	September 30,	Year Ended,
	2002	2001	2000

Dividend payout ratio	20.62%	18.89%	13.53%

Asset - Liability Management

         COSO, like most financial institutions, provides for the relative stability in profits and the control in interest rate risk through asset-liability management. Important elements of asset-liability management are the analysis and examination of the extent to which such assets and liabilities are interest rate sensitive and the monitoring of the company’s interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets expected to mature or reprice within a time period and the amount of interest-bearing liabilities expected to mature or reprice within that same time period. A gap is considered negative when the amount of interest rate sensitive liabilities maturing within a specific time frame exceeds the amount of interest rate sensitive assets maturing within that same time frame. During a period of falling interest rates, a negative gap tends to result in an increase in net interest income. Whereas in a rising interest rate environment, an institution with a negative gap could experience the opposite results.

         COSO continually monitors its asset-liability position in order to maximize profits and minimize interest rate risk. Additionally, COSO can reduce the impact that changing interest rates have on earnings and adapt to changes in the economic environment by closely monitoring its Statement of Condition. There have been no material changes in COSO’s asset-liability position since December 31, 2001.

         Item 3.          Controls and Procedures

         Within 90 days of the filing of this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Greg Faison, and the Chief Financial Officer, Deborah Wiltse, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, Mr. Faison and Ms. Wiltse have concluded that the Company’s disclosure controls procedures are functioning effectively to provide reasonable assurance that the Company is meeting its disclosure obligations.

         There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls since the date of Mr. Faison’s and Ms. Wiltse’s most recent review of the Company’s internal control systems. The design of any system of internal controls and procedures is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

The following exhibits are filed with this report or are incorporated by references to previously filed materials.

Exhibit No.	Descriptionof Exhibit

99.1	Certification of Report by CEO

99.2	Certification of Report by CFO

Reports on Form 8-K

Not Applicable

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CommerceSouth, Inc.
By:	/s/ DEBORAH M. WILTSE

Deborah M. Wiltse Vice President/Chief Financial Officer

Date: November 13, 2002

I, Greg Faison, certify that:

         1.       I have reviewed this quarterly report on Form 10-QSB of CommerceSouth, Inc.;

         2.       Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

         4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Greg B. Faison

Greg B. Faison President/Chief Executive Officer

I, Deborah Wiltse certify that:

         1.       I have reviewed this quarterly report on Form 10-QSB of CommerceSouth, Inc.;

         2.       Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the report;

         4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ DEBORAH M.WILTSE

Deborah M. Wiltse Vice President/Chief Financial Officer