Form 10KSB
period 2002-12-31
COMMERCESOUTH INC
filed 2003-03-31
CIK 836043

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ending December 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-29422

CommerceSouth, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-0989868 (IRS Employer Identification No.)

224 East Broad Street, Eufaula, Alabama (Address of principal executive office)	36027 (Zip Code)

Registrant’s telephone number, including area code: (334) 687-3581

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

Title of Class Common Stock, $1.00 par value	Name of each Exchange on which registered NASDAQ-Small Cap

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: $20,341,000.

As of March 1, 2003 2,641,293 shares of the Registrant’s Common Stock, $1.00 par value were issued and outstanding, and the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24,147,092. (For purposes of the above stated amount only, all directors and officers of the registrant are presumed to be affiliates.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into the listed Parts and Items of Form 10-KSB:

Annual Report to Stockholders for the year ending December 31, 2002 to the extent indicated in the Form 10-KSB cross reference index - PARTS I, II and III.

Definitive Proxy Statement for 2003 Annual Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Registrant’s fiscal year - PART III.

COMMERCESOUTH, INC.
ANNUAL REPORT ON FORM 10-KSB
December 31, 2002

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

Description of Business

CommerceSouth, Inc. (COSO) is a multi-bank holding company incorporated in Delaware in 1988 for the purpose of holding all of the outstanding stock of CommerceSouth Bank Alabama. Between 1981 and 2001, COSO acquired one other bank, First American Bank of Walton County (now known as CommerceSouth Bank Florida.)

The subsidiary banks offer customary services of banks of similar size and similar markets, including interest-bearing and non-interest-bearing deposit accounts, commercial, real estate and personal loans, correspondent banking services and safe deposit box activities. For further discussion of COSO operations, see the 2002 Annual Report to Stockholders under the caption “Overview,” which is incorporated by reference.

Competition

The banking business is highly competitive. The banking subsidiaries of COSO compete actively with national and state banks, savings and loan associations, trust companies, securities dealers, mortgage bankers, finance companies and insurance companies.

Regulation

COSO is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “Act”), and as such, is subject to regulation and examination by the Federal Reserve Board and is required to file with the Federal Reserve Board annual reports and other information regarding the business operations of itself and its subsidiaries. The Act provides that a bank holding company may be required to obtain Federal Reserve Board approval for the acquisition of more than 5% of the voting securities or substantially all of the assets of any bank or bank holding company, unless it already owns a majority of the voting securities of such bank. The Act prohibits COSO from engaging in any business other than banking or bank-related activities specifically allowed by the Federal Reserve Board. The Act also prohibits COSO and its subsidiaries from engaging in certain tie-in arrangements in connection with the extension of credit, the lease or sale of property or the provision of any services. Under Title VI of the Financial Institutions, Reform, Recovery and Enforcement Act of 1989, the Act has been amended to authorize bank holding companies to acquire savings and thrift institutions without tandem operations restrictions.

COSO’s two banking subsidiaries (“the Banks”) are subject to a variety of regulations concerning the maintenance of reserves against deposits, limitations on the rates that can be charged on loans or paid on deposits, branching, restrictions on the nature and amounts of loans and investments that can be made and limits on daylight overdrafts. All of the Banks are regulated by the Federal Deposit Insurance Corporation. In addition, as state banking associations, CommerceSouth Bank Alabama and CommerceSouth Bank Florida are subject to the regulation and supervision of Alabama and Florida State Bank Departments, respectively.

The Banks are limited in the amount of dividends they may declare. Prior approval must be obtained from the appropriate regulatory authorities before dividends can be paid by the Banks to COSO if the amount of adjusted capital, surplus and retained earnings is below defined regulatory limits. See Note 15 of Notes to the Consolidated Financial Statements, which is incorporated by reference into Item 8 of this Annual Report on Form 10-KSB. The Banks are also restricted from extending credit or making loans to or investments in COSO and certain other affiliates as defined in the Federal Reserve Act. Furthermore, loans and extensions of credit are subject to certain other collateral requirements.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (“GLBA”).

GLBA enables bank holding companies to acquire insurance companies and securities firms and repeals certain depression-era laws which prohibited the affiliation of banks and those other financial services entities under a single holding company. Bank holding companies and other types of financial service entities may elect to become financial holding companies under the new law. Financial holding companies are permitted to engage in activities considered financial in nature, and other activities that are determined to be incidental or complementary to financial activities as defined in GLBA, and may engage in a broader range of activities than are otherwise permitted for bank holding companies or banks. GLBA will enable financial holding companies to offer a variety of financial services, or services incidental or complementary to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The new financial services authorized by GLBA also may be engaged in by a “financial subsidiary” of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

To become a financial holding company, a bank holding company must provide notice to the Federal Reserve Board of its intention to become a financial holding company, and certify to the Federal Reserve Board that each of its bank subsidiaries is “well-capitalized,” “well-managed” and has at least a “satisfactory” rating under the CRA.

GLBA establishes a system of functional regulation under which the Federal Reserve Board will regulate the banking activities of financial holding companies and serve as the umbrella regulator for activities that are separately regulated, either at the state or federal level, such as insurance and securities activities. Other federal regulators will regulate banks’ financial subsidiaries. The SEC will regulate securities activities of financial holding companies and state insurance regulators will regulate insurance activities. GLBA also provides new protections against the transfer and use by financial institutions of consumers’ non-public, personal information.

At this time, COSO is not a financial holding company under GLBA.

Employees

At December 31, 2002, COSO and its subsidiaries had approximately 124 full-time equivalent employees and considers its relationship with its employees to be good.

Executive Officers

See Item 9 below.

Cautionary Statement Forward-Looking Statements

This Report and the documents incorporated herein by reference uses certain forward-looking statements about the financial status, operations and business of COSO. The words “estimate,” “project,” “intend,” “anticipate,” “expect,” “believe” and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such statements. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements. Those factors are risks associated with the banking business, including the potential adverse effect of competition, interest rate risks, the potential adverse effect of unpredictable economic conditions, potential limitations on growth resulting from low lending limits, changes in the regulatory environment and other factors.

ITEM 2.         DESCRIPTION OF PROPERTY.

Properties

The two banking subsidiaries of COSO hold in fee and primarily occupy their main office buildings. In addition, the subsidiaries occupy and operate branches located in eight (8) communities throughout Alabama and Florida. The majority of the branch locations are held in fee. The locations not held in fee are leased for various terms. COSO leases real property in connection with its corporate administrative operations. The administrative office space required for COSO’s officers and employees is leased from a third party.

ITEM 3.         LEGAL PROCEEDINGS.

Legal Proceedings

COSO and its subsidiaries have been named as defendants in various legal actions arising from normal business activities in which damages of various amounts are claimed. The amount, if any, of ultimate liability with respect to such matters cannot be determined. However, after consulting with legal counsel, management believes any such liability will not have a material effect on COSO’s consolidated financial condition or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The common stock of COSO is traded as a NASDAQ - Small Cap security, and COSO has approximately 359 holders of record. The information otherwise required in response to this Item is incorporated by reference from the disclosure contained under the caption “Table 14: Common Stock Market Price and Dividends Per Share” of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.

ITEM 6.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required in response to this Item is incorporated by reference from the disclosure contained under the captions “Overview,” “Earnings Analysis,” “Balance Sheet Analysis,” “Capital Adequacy and Resources,” “Critical Accounting Policies,” “Asset-Liability Management,” “Selected Financial Data,” and “Quarterly Results of Operations” of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.

ITEM 7.         FINANCIAL STATEMENTS.

The information required in response to this Item is incorporated by reference from the disclosure contained under the caption “Independent Auditor’s Report” and accompanying financial statements and notes of the Annual Report to Stockholders, which is included as Exhibit 13 hereto.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following shows the executive officers of COSO:

James R. Balkcom, 58

Chairman of COSO since January, 2000
Consultant, J. R. Balkcom & Associates
Director, Century South Banks, Inc. Dahlonega, GA 1998-2001
Founding Partner, Council Ventures, LP
Director, American Remanufacturers, Inc
President, PAMECO Corporation Atlanta, GA1999-2000
Chairman, PAMECO Corporation Atlanta, GA1996-2000
Director, eVault, Inc.

Director, Med Port, L.L.C.

Gregory B. Faison, 55	President and CEO, COSO since November, 1988

Deborah M. Wiltse, 50	Vice President and Chief Financial Officer of COSO since March, 2001 and Secretary and Treasurer since March, 2001

The remaining information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2003 Annual Meeting under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2002 fiscal year covered by this Annual Report on 10-KSB.

ITEM 10.       EXECUTIVE COMPENSATION.

The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2003 Annual Meeting under the caption “Executive Compensation” which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2002 fiscal year covered by this Annual Report on 10-K.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2003 Annual Meeting under the caption “Voting Securities and Principal Stockholders” and “Executive Compensation – Securities Authorized for Issuance Under Equity Compensation Plans” which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2002 fiscal year covered by this Annual Report on 10-KSB.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required in response to this Item is incorporated by reference from the Definitive Proxy Statement for the 2003 Annual Meeting under the caption “Certain Relationships and Related Transactions” which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the 2002 fiscal year covered by this Annual Report on 10-KSB.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

ITEM 13(a)    EXHIBITS

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB (File No. 33-23062) filed with the Commission on March 23, 1998, and incorporated herein by reference).

3.2

Bylaws of the Registrant (amended and restated as of March 18, 1998) (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB (File No. 33-23062) filed with the Commission on March 23, 1998 and incorporated by reference).

4	Articles 4, 5, 8, 9 and 10 of the Certificate of Incorporation and Article II of the Bylaws contained at Exhibits 3.1 and 3.2, respectively, herein and incorporated herein by reference.

10.1

Eufaula Bank & Trust Company Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB (File No. 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference.)

10.2

Eufaula Bank & Trust Company Retirement Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File Number 333-53520), filed with the Commission on January 11, 2001 and incorporated herein by reference).

10.3

Registrant’s Stock Option Agreement (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference).

10.4

Directors Deferred Compensation Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File Number 333-53518) filed with Commission on January 11, 2001, and incorporated herein by reference).

10.5

Deferred Compensation Agreement between Eufaula Bank & Trust Company and Director (Sample Form) effective July 23, 1996 (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.6

CommerceSouth, Inc. 2000 Stock Option Plan (filed as an Exhibit to the Registrant’s Proxy Statement dated April 20, 2000 for its 2000 Annual Meeting of Stockholders and incorporated herein by reference.)

10.7

Employment Contract between the Registrant and Greg Faison (filed as an Exhibit to the Registrant’s Proxy Statement dated April 16, 2001 for its 2001 Annual Meeting of Stockholders and incorporated herein by reference.)

13	CommerceSouth, Inc. 2002 Annual Report to Stockholders.

21

Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-48491), filed with the Commission on April 6, 1998 and incorporated herein by reference).

24	Power of Attorney relating to this Annual Report on Form 10-KSB is set forth on the signature pages to this Annual Report.

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

ITEM 13(b)   REPORTS ON FORM 8-K.

Not applicable.

ITEM 14.       CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer of CommerceSouth, Inc. (“COSO”) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this report on Form 10-KSB, that COSO’s disclosure controls and procedures are effective to ensure that information required to be disclosed by COSO in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission, and include controls and procedures designed to ensure that information required to be disclosed by COSO in such reports is accumulated and communicated to COSO management, including COSO’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no significant changes in COSO’s internal controls or in other factors that significantly affect these controls subsequent to the date of such evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2003.

COMMERCESOUTH, INC.
/s/ GREG B. FAISON
By:	Greg B. Faison Chief Executive Officer

POWER OF ATTORNEY

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

SIGNATURE	TITLE	DATE

/s/ JAMES R. BALKCOM, JR.	Chairman of the Board	*

James R. Balkcom, Jr.

/s/ GREGORY B. FAISON	President and Chief Executive Officer	*

Gregory B. Faison

/s/ DEBORAH M. WILTSE	Vice President and Chief Financial Officer	*

Deborah M. Wiltse

/s/ ROBERT M. DIXON	Director	*

Robert M. Dixon

/s/ MICHAEL C. DIXON	Director	*

Michael C. Dixon

/s/ BURT H. ROWE, JR.	Director	*

Burt H. Rowe, Jr.

/s/ JAMES A. FAULKNER	Director	*

James A. Faulkner

/s/ WILLIAM D. MOORER, JR.	Director	*

William D. Moorer, Jr.

/s/ DENNIS A. WALLACE	Director	*

Dennis A. Wallace

*          March 28, 2003

I, Greg Faison, certify that:

1. I have reviewed this annual report on Form 10-KSB of CommerceSouth, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”) and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ GREG B. FAISON

President/Chief Executive Officer

I, Deborah Wiltse certify that:

1. I have reviewed this annual report on Form 10-KSB of CommerceSouth, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“the Evaluation Date”) and

c)      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ DEBORAH M. WILTSE

Vice President/Chief Financial Officer

COMMERCESOUTH, INC.
ANNUAL REPORT ON FORM 10-K
December 31, 2002

EXHIBIT INDEX

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-KSB (File No. 33-23062) filed with the Commission on March 23, 1998, and incorporated herein by reference).

3.2

Bylaws of the Registrant (amended and restated as of March 18, 1998) (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-KSB (File No. 33-23062) filed with the Commission on March 23, 1998 and incorporated by reference).

4	Articles 4, 5, 8, 9 and 10 of the Certificate of Incorporation and Article II of the Bylaws contained at Exhibits 3.1 and 3.2, respectively, herein and incorporated herein by reference.

10.1

Eufaula Bank & Trust Company Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-KSB (File No. 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference.)

10.2

Eufaula Bank & Trust Company Retirement Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File Number 333-53520), filed with the Commission on January 11, 2001 and incorporated herein by reference).

10.3

Registrant’s Stock Option Agreement (filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on April 29, 1994 and incorporated herein by reference).

10.4

Directors Deferred Compensation Plan (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File Number 333-53518) filed with Commission on January 11, 2001, and incorporated herein by reference).

10.5

Deferred Compensation Agreement between Eufaula Bank & Trust Company and Director (Sample Form) effective July 23, 1996 (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB (File Number 33-23062), filed with the Commission on March 31, 1997 and incorporated herein by reference).

10.6

CommerceSouth, Inc. 2000 Stock Option Plan (filed as an Exhibit to the Registrant’s Proxy Statement dated April 20, 2002 for its 2002 Annual Meeting of Stockholders and incorporated herein by reference.)

10.7

Employment Contract between the Company and Greg Faison (filed as an Exhibit to the Registrant’s Proxy Statement dated April 16, 2001 for its 2001 Annual Meeting of Stockholders and incorporated herein by reference.)

13	CommerceSouth, Inc. 2001 Annual Report to Stockholders.

21

Subsidiaries of the Registrant (filed as Exhibit 21 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-48491), filed with the Commission on April 6, 1998 and incorporated herein by reference).

24	Power of Attorney relating to this Annual Report on Form 10-KSB is set forth on the signature pages to this Annual Report.

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer