Form 10QSB
period 2003-03-31
COMMERCESOUTH INC
filed 2003-05-15
CIK 836043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2003

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

Yes  ☒ No  ☐

The number of shares outstanding of registrant’s common stock, par value $1.00 per share; at March 31, 2003 was 2,641,293.

COMMERCESOUTH, INC.

FORM 10-QSB

March 31, 2003

Part I    Financial Information

Item 1    Financial Statements

COMMERCESOUTH, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

	March 31, 2003	December 31, 2002
(In thousands, except per share data)
ASSETS
Cash and Due From Banks	$11,043	$8,980
Short-Term Investments:
Federal Funds Sold and Securities Purchased
Under Agreement to Resell	8,143	—
Interest-Bearing Deposits in Bank	48	55
Securities Available-for-Sale, at Fair Value	13,791	12,027
Investment Securities, at Cost	17,307	17,938
Restricted Equity Securities	995	969
Loans Held for Sale	6,146	7,322

Total Loans	236,560	231,552
Allowance for Loan Losses	(3,014)	(3,047)

Net Loans	233,546	228,505
Premises and Equipment, Net	12,194	11,515
Other Real Estate Owned	635	958
Goodwill	1,155	1,155
Cash Value of Life Insurance	4,154	4,107
Other Assets	3,277	3,247

Total Assets	$312,434	$296,778

LIABILITIES
Deposits:
Non-Interest-Bearing	$35,345	$32,109
Interest-Bearing	236,367	217,235

Total Deposits	271,712	249,344
Short-Term Borrowings	10,000	17,278
ESOP Note Payable	481	588
Other Liabilities	1,952	2,172

Total Liabilities	284,145	269,382

CAPITAL ACCOUNTS
Preferred Stock (Par value of $.10; 50,000 shares authorized; none issued).	—	—
Common Stock (Par value of $1.00; 5,000,000 shares authorized; 2,641,293 shares issued in 2003 and 2,636,793 shares issued in 2002, respectively)	2,641	2,637
Surplus	6,138	6,109
Deferred Compensation Payable in Common Stock	399	360
Retained Earnings	19,747	19,064
Accumulated Other Comprehensive Income	244	266

	29,169	28,436
Treasury Stock, at cost:
Unearned common stock held by ESOP, 36,804 shares and 52,290 shares, respectively	(481)	(680)
Common stock held in grantor trust, 32,657 shares and 30,247 shares, respectively	(399)	(360)

	(880)	(1,040)

Total Stockholders’ Equity	28,289	27,396

Total Liabilities and Capital Accounts	$312,434	$296,778

COMMERCESOUTH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2003	2002
(In thousands, except per share data)
INTEREST INCOME
Interest and Fees on Loans	$3,920	$3,954
Interest on Securities:
Taxable Securities	182	229
Nontaxable Securities	214	233
Interest on Federal Funds Sold and Securities Purchased Under Agreements to Resell	5	—

Total Interest Income	4,321	4,416

INTEREST EXPENSE
Interest on Deposits	1,235	1,444
Interest on Short Term Borrowings	88	115

Total Interest Expense	1,323	1,559

Net Interest Income	2,998	2,857
Provision for Possible Loan Losses	97	222

Net Interest Income After Provision For Loan Losses	2,901	2,635

OTHER INCOME
Service Charges on Deposit Accounts	386	299
Other Operating Income	527	230

Total Other Income	913	529

OTHER EXPENSE
Salaries	973	827
Employee Benefits	476	400
Net Occupancy Expense	181	114
Equipment Expense	191	159
Data Processing Expense	172	123
Other Operating Expenses	705	535

Total Other Expense	2,698	2,158

Income Before Income Taxes	1,116	1,006
Income Tax Expense	288	280

Net Income	$828	$726

Earnings Per Share:
Basic	$0.32	$0.28

Diluted	$0.30	$0.27

Average Shares Issued and Outstanding	2,602	2,594
Fully Diluted Shares Issued and Outstanding	2,763	2,729

COMMERCESOUTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2003	2002
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$828	$726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	176	138
Provision for loan losses	97	222
Decrease in other real estate owned	323	14
Increase in cash value of life insurance	(47)	(22)
Other prepaids, deferrals and accruals, net	(30)	(335)
Decrease (increase) in loans held for sale	1,176	(996)
Decrease in other liabilities	(204)	(224)

Net cash provided by operating activities	2,319	(477)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities	749	586
Proceeds from maturities of securities available-for-sale	2,156	2,378
Purchase of investment securities	(118)	—
Purchase of securities available-for-sale	(3,984)	(1,031)
(Increase) decrease in federal funds sold	(8,143)	663
Decrease in other short-term investments	7	34
Increase in loans	(5,138)	(16,843)
Purchase of premises and equipment	(854)	(758)

Net cash used in investing activities	(15,325)	(14,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	3,236	691
Increase in interest-bearing deposits	19,132	8,194
(Decrease) increase in short term borrowings	(7,278)	5,624
(Decrease) in ESOP note payable	(107)	(21)
Allocation (acquisition) of common stock for ESOP	199	(74)
Exercise of stock options	32	11
Dividends paid	(145)	(138)

Net cash provided by financing activities	15,069	14,287

Decrease in cash and due from banks	2,063	(1,161)

Cash and due from banks, beginning	8,980	9,940

Cash and due from banks, ending	$11,043	$8,779

COMMERCESOUTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Principles of Consolidation:

The consolidated financial statements of CommerceSouth, Inc. (“COSO”) include the accounts of the Company and its subsidiaries CommerceSouth Bank, Alabama and CommerceSouth Bank, Florida. Significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated statements of condition as of March 31, 2003 and the related consolidated statements of income for the three-month period ended March 31, 2003 and 2002 and the consolidated statements of cash flows for the three-month period ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.    Results of Operations

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results of operations for the entire year of 2003. This report should be read in conjunction with COSO’s (formerly known as Eufaula BancCorp, Inc.) 2002 Annual Report to Shareholders for a complete understanding of COSO’s accounting policies and their effect on the financial statements as a whole.

3.    Capital Accounts

Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 2,602,000 and 2,594,000 for 2003 and 2002, respectively. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 161,000 in 2003 and 135,000 in 2002.

4.    Comprehensive Income (Loss)

Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income, which includes net income and the change in unrealized gain (loss) on securities available for sale, net of tax, was $806 thousand and $605 thousand for the three months ended March 31, 2003 and 2002, respectively.

5.    Commitments

In April, 2003 CommerceSouth Bank Florida purchased real estate in the amount of $400,547 for branch expansion in Niceville, Florida. It is anticipated that an additional $1.3 million will be required for construction of this branch.

6.    Goodwill

Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment. The Company completed its initial assessment during the 1st quarter, 2002 and an annual assessment during the 4th quarter, 2002 and determined that there was no impairment of goodwill as of December 31, 2002. The Company will review goodwill on an annual basis for impairment or as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount. There was no impairment recorded during the period ended March 31, 2003.

7.    Stock-based Employee Compensation

The Company accounts for grants of stock options under its stock option plans based on the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2003 and 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2003	2002
(In thousands)
Net Income, as reported	$828	$726
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of unrelated tax effects	57	15

Pro forma net income	$771	$711

Earnings per share:
Basic – as reported	$0.32	$0.28

Basic – pro forma	$0.30	$0.27

Diluted – as reported	$0.30	$0.27

Diluted – pro forma	$0.28	$0.26

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and review of CommerceSouth, Inc. (“COSO”) and its subsidiaries, CommerceSouth Bank, Alabama and CommerceSouth Bank, Florida, focuses on the results of operations which are not otherwise apparent from the consolidated financial statements. Reference should be made to these financial statements and the notes to the financial statements for an understanding of this review and discussion.

Forward Looking StatementsForward Looking Statements

This 10-QSB contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. When we use words such as “may,” “will,” “expect,” “plan,” “project,” “anticipate,” “intend” and other similar expressions, we are making forward-looking statements. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company’s SEC reports, including but not limited to the report on Form 10-QSB for the quarter ended March 31, 2003.

Results of Operations

Net income for the three months ended March 31, 2003 was $828 thousand, or $ 0.32 per basic share compared with $726 thousand, or $ 0.28 per basic share during the same period in 2002. The increase in net income was mainly the result of an increase in net interest income and a reduction in the provision for loan losses. The annualized return on average assets for the three months ended March 31, 2003 and 2002 was 1.13% and 1.13% respectively, while the annualized return on average equity was 12.13% and 11.65% respectively for the same periods.

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

On a tax-equivalent basis, net interest income for the first three months of 2003 was $3.1 million compared with $3.0 million in the first three months of 2002. The increase in net interest income was primarily the result of an increase in the volume of average earning assets. The net interest margin through March 31, 2003 was 4.65% compared with 5.02% for the three months ended March 31, 2002 and 4.74% and 4.82% for the years ended December 31, 2002 and 2001, respectively. COSO expects no material change in the net interest margin through the remainder of 2003.

COSO had Short-term borrowings of $10.0 million at March 31, 2003 compared to $17.3 million at December 31, 2002, a decrease of $7.3 million. Interest expense associated with this debt totaled $88 thousand during the first three months of 2003 compared with $115 thousand during the same period in 2002.

The following table is a comparison of the net interest margin:

	March 31,		December 31,
	2003	2002	2002	2001
Yield on Earning Assets	6.63%	7.65%	7.13%	8.75%
Net Interest Margin	4.65%	5.02%	4.74%	4.82%
Net Interest Spread	4.36%	4.57%	4.36%	4.10%

Loans and Leases

COSO’s gross loans and leases (including loans held for sale) totaled $242.7 million at March 31, 2003 compared with $238.9 million at December 31, 2002. The Company has no loans or leases outside the United States of America, and it is the policy of the Company to avoid out of market loans.

A sound credit policy combined with periodic and independent credit reviews is the key factor of the credit risk management program. All affiliate banks operate under written loan policies that help maintain a consistent lending function and provide sound credit decisions. Credit decisions continue to be based on the borrower’s cash flow position and the value of the underlying collateral, as well as other relevant factors. Each bank is responsible for evaluating its loans to identify those credits beginning to show signs of deterioration so that prompt corrective action may be taken. The loan review function is performed internally. Each bank’s loans and related documentation is reviewed annually, and results of these examinations are reviewed with the Chairman and Chief Executive Officer, the management and board of the respective affiliate banks and the Audit Committee.

The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:

	March 31,	December 31,
	2003	2002	2001
(In thousands)
Non-performing loans:
Non-accrual loans:
Commercial, Financial, and Agricultural	$31	$14	$—
Real Estate	971	970	108
Consumer	47	52	14

	$1,049	$1,036	$122

Past due 90 days or more and still accruing:
Commercial, Financial, and Agricultural	$42	$—	$—
Real Estate	79	80	93
Consumer	3	2	3

	$124	$82	$96

Renegotiated Loans	$—	$—	$—

Total non-performing Loans	$1,173	$1,118	$218
Other Real Estate, Net	635	958	277

Total non-performing Assets:	$1,808	$2,076	$495

Non-performing Loans as a % of Outstanding Loans	.48%	.47%	.11%
Non-performing Assets as a % of Equity Capital	6.39%	7.58%	1.96%

The decrease in non-performing assets resulted from the sale of other real estate. All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of March 31, 2003.

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

During the first three months of 2003, COSO made provisions for loan losses of $97 thousand compared with $222 thousand for the same period in 2002. Total non-performing loans increased $55 thousand from $1.1 million at December 31, 2002 to $1.2 million at March 31, 2003. Net charge-offs through March 31, 2003 totaled $130 thousand.

	March 31,	Year Ended December 31,
	2003	2002	2001
Allowance as a percentage of total loans and leases	1.24%	1.28%	1.29%

The allowance for loan losses as a percentage of non-performing loans was approximately 257% at March 31, 2003, compared with 273% at December 31, 2002.

Securities Available-for-Sale

	March 31,	December 31,
	2003	2002	2001
(In thousands)
Market Value	$13,791	$12,027	$13,477
Amortized Cost	13,385	11,584	13,069

Difference	$406	$443	$408

Investment Securities

	March 31,	December 31,
	2003	2002	2001
(In thousands)
Market Value	$19,008	$19,273	$19,705
Amortized Cost	17,307	17,938	19,099

Difference	$1,701	$1,335	$606

At March 31, 2003, COSO’s securities portfolio classified as Investment Securities was composed primarily of municipal and long-term corporate securities.

Short-Term Borrowings

Short-term borrowings consist of the following:

	March 31	December 31
	2003	2002	2001
(In thousands)
Federal funds purchased and securities sold under agreements to repurchase	$—	$6,253	$4,051
Overnight advance from Federal Home Loan Bank	—	1,025	—
Advances from Federal Home Loan Bank with interest at 3.11% at March 31, 2003 under a revolving credit agreement maturing on August 7, 2003	7,500	7,500	7,500
Advance from Federal Home Loan with interest at 1.80% at March 31, 2003 maturing December 26, 2003	2,500	2,500	2,500

	$10,000	$17,278	$14,051

Non-Interest Income

Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, mortgage service fees and service charges on deposit accounts.

The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

	Three months ended March 31,		Change
	2003	2002	$	%
(In thousands)
Service Charges on Deposit Accounts	$386	$299	$87	29.1%
Other Income	527	230	297	129.1%

Total Other Income	$913	$529	$384	72.6%

Non-interest income increased approximately $384 thousand or 72.6% when comparing 2003 with 2002 mainly as a result of increased service charges from deposit accounts in the amount of $87 thousand and increased other income from fee income from loans held for sale in the amount of $199 thousand and income from cash value of life insurance policies in the amount of $109 thousand.

Non-Interest Expense

Control of non-interest expenses continues to be one of COSO’s major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:

	Three months ended March 31,		Change
(In thousands)	2003	2002	$	%
Salaries	$973	$827	$146	17.7%
Employee Benefits	476	400	76	19.0%
Net Occupancy Expense	181	114	67	58.8%
Equipment Expense	191	159	32	20.1%
Data Processing Expense	172	123	49	39.8%
Other Operating Expense	705	535	170	31.8%

Total Non-Interest Expense	$2,698	$2,158	$540	25.0%

The increase in non-interest expense for the three months ended March 31, 2003 as compared with the same period in 2002 was primarily the result of an increase in salaries and benefits and other operating expenses due to the opening of two new offices during 2002 and one during 2003.

Income Taxes

The effective tax rate of COSO for the three-month period ended March 31, 2003 was 25.8 % compared to 27.8% for the same period in 2002.

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

COSO’s equity capital totaled $28.3 million at March 31, 2003, compared to the December 31, 2002 level of $27.4 million. The growth and retention of earnings continues to be COSO’s primary source of additional capital. Currently, COSO does not have any plans for issuing subordinated notes and COSO has not issued any new common or preferred stock during the past twelve months.

The table presented below is a comparison of capital ratios:

	March 31,	December 31,
	2003	2002	2001
Equity Capital to Total Assets	9.05%	9.23%	9.86%

The table presented below is a comparison of COSO’s capital position with regulatory capital requirements:

	March 31, 2003	Regulatory Requirements
Total Risk Based Capital Ratio	11.38%	8.00%
Tier 1 Capital	10.24%	4.00%
Leverage Ratio	9.10%	4.00%

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

The following table sets forth the dividend payout ratio for the last two years and for the three months ended March 31, 2003:

	March 31,	Year Ended,
	2003	2002	2001
Dividend payout ratio	17.5%	19.08%	18.89%

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

COSO continually monitors its asset-liability position in order to maximize profits and minimize interest rate risk. Additionally, COSO can reduce the impact that changing interest rates have on earnings and adapt to changes in the economic environment by closely monitoring its Statement of Condition. There have been no material changes in COSO’s asset-liability position since December 31, 2002.

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

PART II

OTHER INFORMATION

Item	1. Legal Proceedings

Not Applicable

Item	2. Changes in Securities and Use of Proceeds

Not Applicable

Item	3. Defaults Upon Senior Securities

Not Applicable

Item	4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item	5. Other Information

Not Applicable

Item	6. Exhibits and Reports on Form 8-K

(a)    The following exhibits are filed with this report or are incorporated by references to previously filed materials.

Exhibit No.	Description of Exhibit
99.1	Certification of Report by CEO
99.2	Certification of Report by CFO

(b)    Reports on Form 8-K

          Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCESOUTH, INC.

By:	/s/ Deborah M. Wiltse
Deborah M. Wiltse Vice President and Chief Financial Officer

Date:    May 13, 2003

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

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

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

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“the Evaluation Date”) and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ Deborah M. Wiltse
Deborah M. Wiltse Vice President/Chief Financial Officer