Form 10QSB
period 2003-06-30
COMMERCESOUTH INC
filed 2003-08-14
CIK 836043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2003

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

Yes ☒       No ☐

The number of shares outstanding of registrant’s common stock, par value $1.00 per share; at June 30, 2003 was 2,641,293.

COMMERCESOUTH, INC.
FORM 10-QSB
June 30, 2003

Signature	15

Part I Financial Information

Item 1	Financial Statements

COMMERCESOUTH, INC.
CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)

(In thousands, except per share data)	June 30, 2003	December 31, 2002

ASSETS
Cash and Due From Banks	$11,481	$8,980
Short-Term Investments:
Federal Funds Sold and Securities Purchased Under Agreement to Resell	10,359	—
Interest-Bearing Deposits in Bank	45	55
Securities Available-for-Sale, at Fair Value	14,988	12,027
Investment Securities, at Cost	17,219	17,938
Restricted Equity Securities	896	969
Loans Held for Sale	5,071	7,322
Total Loans	242,110	231,552
Allowance for Loan Losses	(3,168)	(3,047)

Net Loans	238,942	228,505
Premises and Equipment, Net	12,872	11,515
Other Real Estate Owned	990	958
Goodwill	1,155	1,155
Cash Value of Life Insurance	4,484	4,107
Other Assets	2,979	3,247

Total Assets	$321,481	$296,778

LIABILITIES
Deposits:
Non-Interest-Bearing	$37,142	$32,109
Interest-Bearing	242,552	217,235

Total Deposits	279,694	249,344
Short-Term Borrowings	10,000	17,278
ESOP Note Payable	481	588
Other Liabilities	2,247	2,172

Total Liabilities	292,422	269,382

Commitments and contingent liabilities
SHAREHOLDERS’ EQUITY
Preferred Stock (Par value of $.10; 50,000 shares authorized; none issued).	—	—
Common Stock (Par value of $1.00; 5,000,000 shares authorized; 2,641,293 shares issued in 2003 and 2,636,793 shares issued in 2002, respectively)	2,641	2,637
Surplus	6,132	6,109
Deferred Compensation Payable in Common Stock	436	360
Retained Earnings	20,497	19,064
Accumulated Other Comprehensive Income	270	266

	29,976	28,436
Treasury Stock, at cost:
Unearned common stock held by ESOP, 36,804 shares and 52,290 shares, respectively	(481)	(680)
Common stock held in grantor trust, 34,824 shares 30,247 shares, respectively	(436)	(360)

	(917)	(1,040)

Total Stockholders’ Equity	29,059	27,396

Total Liabilities and Capital Accounts	$321,481	$296,778

COMMERCESOUTH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

(In thousands, except per share data)	2003	2002	2003	2002

INTEREST INCOME
Interest and Fees on Loans	$4,075	$4,100	$7,995	$8,054
Interest on Securities:
Taxable Securities	175	213	357	442
Nontaxable Securities	210	226	424	458
Interest on Federal Funds Sold and Securities Purchased UnderAgreements to Resell	19	2	24	2

Total Interest Income	4,479	4,541	8,800	8,956

INTEREST EXPENSE
Interest on Deposits	1,224	1,432	2,459	2,876
Interest on Short Term Borrowings	70	87	158	202

Total Interest Expense	1,294	1,519	2,617	3,078

Net Interest Income	3,185	3,022	6,183	5,878
Provision for Possible Loan Losses	252	464	349	686

Net Interest Income After Provision For Loan Losses	2,933	2,558	5,834	5,192

OTHER INCOME
Service Charges on Deposit Accounts	454	310	840	609
Other Operating Income	438	292	965	523

Total Other Income	892	602	1,805	1,132

OTHER EXPENSE
Salaries	939	822	1,912	1,649
Employee Benefits	467	413	943	813
Net Occupancy Expense	183	91	364	205
Equipment Expense	190	177	381	336
Data Processing Expense	174	125	346	248
Other Operating Expenses	618	664	1,323	1,199

Total Other Expense	2,571	2,292	5,269	4,450

Income Before Income Taxes	1,254	868	2,370	1,874
Income Tax Expense	358	205	646	485

Net Income	$896	$663	$1,724	$1,389

Earnings Per Share:
Basic	$0.34	$0.26	$0.66	$0.54

Diluted	$0.32	$0.24	$0.62	$0.51

Average Shares Issued and Outstanding	2,604	2,556	2,603	2,563
Fully Diluted Shares Issued and Outstanding	2,803	2,719	2,786	2,712

COMMERCESOUTH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,

(In thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,724	$1,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	359	296
Provision for loan losses	349	686
Increase in other real estate owned	(32)	(663)
Increase in cash value of life insurance	(377)	(80)
Decrease (increase) other prepaids, deferrals and accruals, net	266	(388)
Decrease (increase) in loans held for sale	2,251	(125)
Increase (decrease) in other liabilities	75	(586)

Net cash provided by operating activities	4,615	529

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities	854	914
Proceeds from maturities of securities available-for-sale	4,144	3,916
Purchase of investment securities	(135)	—
Purchase of securities available-for-sale	(7,099)	(2,664)
Decrease in restricted equity securities	73	—
Increase in federal funds sold	(10,359)	(4,846)
Decrease (increase) in other short-term investments	10	(2)
Increase in loans	(10,786)	(25,145)
Purchase of premises and equipment	(1,716)	(1,297)

Net cash used in investing activities	(25,014)	(29,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	5,033	11,491
Increase in interest-bearing deposits	25,317	19,200
Decrease in short term borrowings	(7,278)	(3,040)
(Decrease) increase in ESOP note payable	(107)	124
Allocation (acquisition) of common stock for ESOP	199	(228)
Exercise of stock options	27	33
Dividends paid	(291)	(276)

Net cash provided by financing activities	22,900	27,304

Increase (decrease) in cash and due from banks	2,501	(1,291)

Cash and due from banks, beginning	8,980	9,940

Cash and due from banks, ending	$11,481	$8,649

COMMERCESOUTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          Principles of Consolidation:

The consolidated financial statements of CommerceSouth, Inc. (“COSO”) include the accounts of the Company and its subsidiaries CommerceSouth Bank, Alabama and CommerceSouth Bank, Florida. Significant intercompany transactions and balances have been eliminated in consolidation.

The consolidated statements of condition as of June 30, 2003 and the related consolidated statements of income for the three and six-month period ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six-month period ended June 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2.          Results of Operations

The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results of operations for the entire year of 2003. This report should be read in conjunction with COSO’s (formerly known as Eufaula BancCorp, Inc.) 2002 Annual Report to Shareholders for a complete understanding of COSO’s accounting policies and their effect on the financial statements as a whole.

3.          Capital Accounts

Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 2,603,000 and 2,563,000 for 2003 and 2002, respectively. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 183,000 in 2003 and 149,000 in 2002.

4.          Comprehensive Income (Loss)

Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income, which includes net income and the change in unrealized gain (loss) on securities available for sale, net of tax, was $1.7 million and $1.4 million for the six months ended June 30, 2003 and 2002, respectively.

5.          Commitments

On July 24, 2003, CommerceSouth and BancTrust Financial Group, Inc., issued a joint press release announcing that both parties had signed a definitive merger agreement regarding the proposed merger of CommerceSouth with BancTrust. The merger is subject to regulatory approval and approval by the stockholders of both companies. If the merger is completed, CommerceSouth shareholders will receive a combination of cash and stock of BancTrust worth approximately $25.50 for each share of Commerce South stock. The cash to be paid is $12.75 per share and the number of BancTrust shares to be issued will depend on the market value of BancTrust stock at the time of the merger.

In July, 2003 CommerceSouth Bank Florida purchased real estate in the amount of $421,000 for branch expansion in Crestview, Florida. It is anticipated that an additional $1.2 million will be required for construction of this branch.

6.          Goodwill

Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment. The Company completed its initial assessment during the 1st quarter, 2002 and an annual assessment during the 4th quarter, 2002 and determined that there was no impairment of goodwill as of December 31, 2002. The Company will review goodwill on an annual basis for impairment or as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount. There was no impairment recorded during the period ended June 30, 2003.

7.          Stock-based Employee Compensation

The Company accounts for grants of stock options under its stock option plans based on the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net Income, as reported	$896	$663	$1,724	$1,389
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of unrelated tax effects	43	5	101	28

Pro forma net income	$853	$658	$1,623	$1,361

Earnings per share:
Basic – as reported	$.34	$.26	$.66	$.54

Basic – pro forma	$.33	$.26	$.62	$.53

Diluted – as reported	$.32	$.24	$.62	$.51

Diluted – pro forma	$.30	$.24	$.58	$.50

8.          Accounting Standards

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosures required by FIN 45 improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees issued. This interpretation also incorporates, without change, the guidance in Financial Accounting Standards Board Interpretation No. 34 (“FIN 34”), “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superceded. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”.  Statement 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet.  Prior to the issuance of Statement 150, the Company classified trust preferred securities as a liability on the consolidated balance sheet and its related interest cost as interest expense on the consolidated statement of income, which is consistent with the requirements of Statement 150.  Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Statement 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period.  The adoption of Statement 150 did not have an impact on the Company’s consolidated financial statements.

I tem 2.

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

Forward Looking Statements

This 10-QSB contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. When we use words such as “may,” “will,” “expect,” “plan,” “project,” “anticipate,” “intend” and other similar expressions, we are making forward-looking statements. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company’s SEC reports, including but not limited to the report on Form 10-QSB for the quarter ended June 30, 2003.

Results of Operations

Net income for the three months ended June 30, 2003 was $896 thousand, or $ 0.34 per basic share compared with $663 thousand or $ 0.26 per basic share during the same period in 2002. Net income for the six months ended June 30, 2003 was $1.724 million, or $ 0.66 per basic share compared with $1.389 million or $ 0.54 per basic share during the same period in 2002. The increase in net income was mainly the result of an increase in other income, net interest income and a reduction in the provision for loan losses, these increases were partially offset by increases in other expenses and taxes. The annualized return on average assets for the six months ended June 30, 2003 and 2002 was 1.14% and 1.04% respectively, while the annualized return on average equity was 12.38% and 10.86% respectively for the same periods.

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

On a tax-equivalent basis, net interest income for the first six months of 2003 was $6.4 million compared with $6.1 million in the first six months of 2002. The increase in net interest income was primarily the result of an increase in the volume of average earning assets and a decrease in interest expense paid on interest bearing liabilities. The net interest margin through June 30, 2003 was 4.63% compared with 4.99% for the six months ended June 30, 2002 and 4.74% and 4.82% for the years ended December 31, 2002 and 2001, respectively. COSO expects no material change in the net interest margin through the remainder of 2003.

COSO had Short-term borrowings of $10.0 million at June 30, 2003 compared to $17.3 million at December 31, 2002, a decrease of $7.3 million. Interest expense associated with this debt totaled $158 thousand during the first six months of 2003 compared with $202 thousand during the same period in 2002.

The following table is a comparison of the net interest margin:

	June 30,		December 31,

	2003	2002	2002	2001

Yield on Earning Assets	6.52%	7.49%	7.13%	8.75%
Net Interest Margin	4.63%	4.99%	4.74%	4.82%
Net Interest Spread	4.35%	4.56%	4.36%	4.10%

Loans and Leases

COSO’s gross loans and leases (including loans held for sale) totaled $247.2 million at June 30, 2003 compared with $238.9 million at December 31, 2002. The Company has no loans or leases outside the United States of America, and it is the policy of the Company to avoid out of market loans.

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

The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:

	June 30, 2003	December 31,

(In thousands)		2002	2001

Non-performing loans:
Non-accrual loans:
Commercial, Financial, and Agricultural	$—	$14	$—
Real Estate	1,104	970	108
Consumer	63	52	14

	$1,167	$1,036	$122

Past due 90 days or more and still accruing:
Commercial, Financial, and Agricultural	$25	$—	$—
Real Estate	—	80	93
Consumer	3	2	3

	$28	$82	$96

Renegotiated Loans	$—	$—	$—

Total non-performing Loans	$1,195	$1,118	$218
Other Real Estate, Net	990	958	277

Total non-performing Assets:	$2,185	$2,076	$495

Non-performing Loans as a % of Outstanding Loans	.48%	.47%	.11%
Non-performing Assets as a % of Equity Capital	7.52%	7.58%	1.96%

All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of June 30, 2003.

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

During the first six months of 2003, COSO made provisions for loan losses of $349 thousand compared with $686 thousand for the same period in 2002. Total non-performing loans increased $77 thousand from $1.1 million at December 31, 2002 to $1.2 million at June 30, 2003. Net charge-offs through June 30, 2003 totaled $225 thousand.

	June 30, 2003	Year Ended December 31,

		2002	2001

Allowance as a percentage of total loans and leases	1.28%	1.28%	1.29%

The allowance for loan losses as a percentage of non-performing loans was approximately 265% at June 30, 2003, compared with 273% at December 31, 2002.

Securities Available-for-Sale

	June 30, 2003	December 31,

		2002	2001

(In thousands)
Market Value	$14,988	$12,027	$13,477
Amortized Cost	14,538	11,584	13,069

Difference	$450	$443	$408

Investment Securities

	June 30, 2003	December 31,

		2002	2001

(In thousands)
Market Value	$19,226	$19,273	$19,705
Amortized Cost	17,219	17,938	19,099

Difference	$2,007	$1,335	$606

At June 30, 2003, COSO’s securities portfolio classified as Investment Securities was composed primarily of municipal and long-term corporate securities.

Short-Term Borrowings

Short-term borrowings consist of the following:

	June 30 2003	December 31

(In thousands)		2002	2001

Federal funds purchased and securities sold under agreements to repurchase	$—	$6,253	$4,051
Overnight advance from Federal Home Loan Bank	—	1,025	—
Advances from Federal Home Loan Bank with interest at 3.11% at June 30, 2003 under a revolving credit agreement maturing on August 7, 2003	7,500	7,500	7,500
Advance from Federal Home Loan with interest at 1.80% at June 30, 2003 maturing December 26, 2003	2,500	2,500	2,500

	$10,000	$17,278	$14,051

Non-Interest Income

Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, mortgage service fees and service charges on deposit accounts.

The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

	Six months ended June 30,		Change

(In thousands)	2003	2002	$	%

Service Charges on Deposit Accounts	$840	$609	$231	37.9%
Other Income	965	523	442	84.5%

Total Other Income	$1,805	$1,132	$673	59.5%

Non-interest income increased approximately $673 thousand or 59.5% when comparing 2003 with 2002 mainly as a result of increased service charges from deposit accounts in the amount of $231 thousand and increased other income from fee income on loans held for sale in the amount of $319 thousand.

Non-Interest Expense

Control of non-interest expenses continues to be one of COSO’s major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:

	Six months ended June 30,		Change

(In thousands)	2003	2002	$	%

Salaries	$1,912	$1,649	$263	15.9%
Employee Benefits	943	813	130	16.0%
Net Occupancy Expense	364	205	159	77.6%
Equipment Expense	381	336	45	13.4%
Data Processing Expense	346	248	98	39.5%
Other Operating Expense	1,323	1,199	124	10.3%

Total Non-Interest Expense	$5,269	$4,450	$819	18.4%

The increase in non-interest expense for the six months ended June 30, 2003 as compared with the same period in 2002 was primarily the result of an increase in salaries and benefits, net occupancy expense and other operating expenses due to the opening of two new offices during 2002 and one during 2003.

Income Taxes

The effective tax rate of COSO for the six-month period ended June 30, 2003 was 27.3 % compared to 25.9% for the same period in 2002.

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

COSO’s equity capital totaled $29.1 million at June 30, 2003, compared to the December 31, 2002 level of $27.4 million. The growth and retention of earnings continues to be COSO’s primary source of additional capital. Currently, COSO does not have any plans for issuing subordinated notes and COSO has not issued any new common or preferred stock during the past twelve months.

The table presented below is a comparison of capital ratios:

	June 30, 2003	December 31,

		2002	2001

Equity Capital to Total Assets	9.04%	9.23%	9.86%

The table presented below is a comparison of COSO’s capital position with regulatory capital requirements:

	June 30, 2003	Regulatory Requirements

Total Risk Based Capital Ratio	11.64%	8.00%
Tier 1 Capital	10.44%	4.00%
Leverage Ratio	8.68%	4.00%

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

The following table sets forth the dividend payout ratio for the last two years and for the six months ended June 30, 2003:

	June 30, 2003	Year Ended,

		2002	2001

Dividend payout ratio	16.9%	19.08%	18.89%

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

Item 3.

Controls and Procedures

As of the end of the period covered by this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Greg Faison, and the Chief Financial Officer, Deborah Wiltse, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, Mr. Faison and Ms. Wiltse have concluded that the Company’s disclosure controls procedures are functioning effectively to provide reasonable assurance that the Company is meeting its disclosure obligations.

There has been no change in the Company’s internal controls over financial reporting or in other factors that has materially affected or is reasonably likely to materially affect internal controls since the date of Mr. Faison’s and Ms. Wiltse’s most recent review of the Company’s internal control systems. The design of any system of internal controls and procedures is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual meeting of the Shareholders of CommerceSouth, Inc. was held on May 21, 2003. At the meeting, the following items were presented for approval:

Election of Directors to serve for a period of three years or until their successors are elected and qualified:

NOMINEE	FOR	%	WITHHELD	%

James A. Faulkner	1,967,545	100.0	400	0.0
William D. Moorer, Jr.	1,967,545	100.0	400	0.0
Dennis A. Wallace	1,967,545	100.0

The following continue to serve as directors:

James R. Balkcom, Jr.
Michael C. Dixon
Robert M. Dixon
Greg B. Faison
Burt H. Rowe, Jr.

The Amendment to the Restated Certificate of Incorporation of CommerceSouth, Inc. to change the Directors’ terms to one year was ratified and approved:

FOR	%	AGAINST	%	ABSTAIN	%

1,965,087	74.4		0.0	2,858.01

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K
(a)	The following exhibits are filed with this report or are incorporated by references to previously filed materials.

Exhibit No.	Description of Exhibit

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of Report by CEO

32.2	Certification of Report by CFO

(b)	Reports on Form 8-K
•	8-K filed 5-14-03 re: press release announcing financial results for the quarter ended March 31, 2003.
•	8-K filed 7-28-03 re: press release announcing approval and execution of an Agreement and Plan of Merger with BancTrust Financial Group, Inc.
•	8-K/A filed 7-31-03 re: correction of typographical error in Exhibit 2.1 to Form 8-K filed July 28, 2003

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCESOUTH, INC.
BY	/s/ DEBORAH M. WILTSE

Deborah M. Wiltse Vice President and Chief Financial Officer

Date: August 11, 2003