Form 10QSB
period 2003-09-30
COMMERCESOUTH INC
filed 2003-11-14
CIK 836043

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2003

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

Yes ☒         No ☐

The number of shares outstanding of registrant’s common stock, par value $1.00 per share; at September 30, 2003 was 2,641,293.

COMMERCESOUTH, INC.

FORM 10-QSB

September 30, 2003

PART I    FINANCIAL INFORMATION

Item 1    Financial Statements

COMMERCESOUTH, INC.

CONSOLIDATED STATEMENTS OF CONDITION

(Unaudited)

(In thousands, except per share data)	September 30, 2003	December 31, 2002
ASSETS
Cash and Due From Banks	$10,902	$8,980
Short-Term Investments:
Federal Funds Sold and Securities Purchased Under Agreement to Resell	—	—
Interest-Bearing Deposits in Bank	36	55
Securities Available-for-Sale, at Fair Value	15,739	12,027
Investment Securities, at Cost	16,906	17,938
Restricted Equity Securities	896	969
Loans Held for Sale	2,590	7,322
Total Loans	251,463	231,552
Allowance for Loan Losses	(3,348)	(3,047)

Net Loans	248,115	228,505
Premises and Equipment, Net	13,290	11,515
Other Real Estate Owned	463	958
Goodwill	1,155	1,155
Cash Value of Life Insurance	4,510	4,107
Other Assets	3,190	3,247

Total Assets	$317,792	$296,778

LIABILITIES
Deposits:
Non-Interest-Bearing	$36,443	$32,109
Interest-Bearing	237,226	217,235

Total Deposits	273,669	249,344
Short-Term Borrowings	11,376	17,278
ESOP Note Payable	481	588
Other Liabilities	2,527	2,172

Total Liabilities	288,053	269,382

Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred Stock (Par value of $.10; 50,000 shares authorized; none issued)	—	—
Common Stock (Par value of $1.00; 5,000,000 shares authorized; 2,641,293 shares issued in 2003 and 2,636,793 shares issued in 2002, respectively)	2,641	2,637
Surplus	6,132	6,109
Deferred Compensation Payable in Common Stock	473	360
Retained Earnings	21,209	19,064
Accumulated Other Comprehensive Income	238	266

	30,693	28,436
Treasury Stock, at cost:
Unearned common stock held by ESOP, 36,804 shares issued in 2003 and 52,290 shares issued in 2002, respectively	(481)	(680)
Common stock held in grantor trust, 36,318 shares issued in 2003 and 26,287 shares issued in 2002, respectively	(473)	(360)

	(954)	(1,040)

Total Stockholders’ Equity	29,739	27,396

Total Liabilities and Capital Accounts	$317,792	$296,778

COMMERCESOUTH, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
(In thousands, except per share data)
INTEREST INCOME
Interest and Fees on Loans	$4,035	$3,958	$12,030	$12,012
Interest on Securities:
Taxable Securities	156	202	513	644
Nontaxable Securities	208	220	632	679
Interest on Federal Funds Sold and Securities Purchased
Under Agreements to Resell	17	49	41	51

Total Interest Income	4,416	4,429	13,216	13,386

INTEREST EXPENSE
Interest on Deposits	1,135	1,527	3,594	4,403
Interest on Short Term Borrowings	37	73	195	275

Total Interest Expense	1,172	1,600	3,789	4,678

Net Interest Income	3,244	2,829	9,427	8,708
Provision for Possible Loan Losses	313	339	662	1,025

Net Interest Income After Provision For Loan Losses	2,931	2,490	8,765	7,683

OTHER INCOME
Service Charges on Deposit Accounts	463	323	1,303	932
Other Operating Income	521	313	1,486	835

Total Other Income	984	636	2,789	1,767

OTHER EXPENSE
Salaries	952	870	2,864	2,519
Employee Benefits	427	352	1,370	1,165
Net Occupancy Expense	185	159	549	364
Equipment Expense	201	180	582	516
Data Processing Expense	186	168	532	416
Other Operating Expense	881	592	2,204	1,791

Total Other Expense	2,832	2,321	8,101	6,771

Income Before Income Taxes	1,083	805	3,453	2,679
Income Tax Expense	227	182	873	667

Net Income	$856	$623	$2,580	$2,012

Earnings Per Share:
Basic	$0.33	$0.24	$0.99	$0.79

Diluted	$0.30	$0.23	$0.92	$0.74

Dividends Per Share	$.0550	$.0525	$.1650	$.1575
Average Shares Issued and Outstanding	2,604	2,557	2,604	2,561

Fully Diluted Shares Issued and Outstanding	2,824	2,713	2,802	2,712

COMMERCESOUTH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2003	2002
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$2,580	$ 2,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	550	461
Provision for loan losses	662	1,025
Decrease (increase) in other real estate owned	495	(603)
Increase in cash value of life insurance	(403)	(237)
Decrease (increase) other prepaids, deferrals and accruals, net	57	(328)
Decrease (increase) in loans held for sale	4,732	(1,368)
Increase (decrease) in other liabilities	375	(387)

Net cash provided by operating activities	9,048	575

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities	1,181	1,173
Proceeds from maturities of securities available-for-sale	4,847	6,320
Purchase of investment securities	(149)	—
Purchase of securities available-for-sale	(8,607)	(5,673)
Decrease in restricted equity securities	73	—
Increase in federal funds sold	—	(6,895)
Decrease in other short-term investments	19	3
Increase in loans	(20,271)	(26,740)
Purchase of premises and equipment	(2,325)	(3,209)

Net cash used in investing activities	(25,232)	(35,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in noninterest-bearing deposits	4,334	16,224
Increase in interest-bearing deposits	19,991	21,704
Decrease in short term borrowings	(5,902)	(3,034)
(Decrease) increase in ESOP note payable	(107)	131
Allocation (acquisition) of common stock for ESOP	199	(228)
Exercise of stock options	27	33
Dividends paid	(436)	(415)

Net cash provided by financing activities	18,106	34,415

Increase (decrease) in cash and due from banks	1,922	(31)

Cash and due from banks, beginning	8,980	9,940

Cash and due from banks, ending	$10,902	$9,909

COMMERCESOUTH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principles of Consolidation:

The consolidated financial statements of CommerceSouth, Inc. (“COSO”) include the accounts of the Company and its subsidiaries CommerceSouth Bank, Alabama and CommerceSouth Bank, Florida (collectively the Banks) and the accounts of the Banks’ real estate investment trust subsidiaries. Significant inter-company transactions and balances have been eliminated in consolidation.

The consolidated statements of condition as of September 30, 2003 and the related consolidated statements of income for the three and nine month period ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine month period ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the financial statements are included.

2. Results of Operations

The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the results of operations for the entire year of 2003. This report should be read in conjunction with COSO’s (formerly known as Eufaula BancCorp, Inc.) 2002 Annual Report to Shareholders for a complete understanding of COSO’s accounting policies and their effect on the financial statements as a whole.

3. Capital Accounts

Basic EPS was computed by dividing net income by the weighted average shares of common stock outstanding of 2,604,000 and 2,561,000 for 2003 and 2002, respectively. Diluted EPS was computed by dividing net income by the sum of the weighted average shares of common stock outstanding and the effect of stock options outstanding. The effect of the stock options was to increase the weighted average number of shares by 198,000 in 2003 and 151,000 in 2002.

4. Comprehensive Income (Loss)

Comprehensive income is defined as all changes in the equity of a business enterprise from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners. The Company’s comprehensive income, which includes net income and the change in unrealized gain (loss) on securities available for sale, net of tax, was $2.5 million and $2.0 million for the nine months ended September 30, 2003 and 2002, respectively.

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

6. Goodwill

Under the provisions of SFAS No. 142, goodwill was subjected to an initial assessment for impairment. The Company completed its initial assessment during the 1st quarter, 2002 and an annual assessment during the 4th quarter, 2002 and determined that there was no impairment of goodwill as of December 31, 2002. The Company will review goodwill on an annual basis for impairment or as events occur or circumstances change that would more likely than not reduce fair value of a reporting unit below its carrying amount. There was no impairment recorded during the period ended September 30, 2003.

7. Stock-based Employee Compensation

The Company accounts for grants of stock options under its stock option plans based on the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net Income, as reported	$856	$623	$2,580	$2,012
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	12	12	32	30

Pro forma net income	$844	$611	$2,548	$1,982

Earnings per share:
Basic – as reported	$.33	$.24	$.99	$.79

Basic – pro forma	$.32	$.24	$.98	$.77

Diluted – as reported	$.30	$.23	$.92	$.74

Diluted – pro forma	$.30	$.23	$.91	$.73

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

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. Statement 150 requires certain financial instruments that have characteristics of both liabilities and equity to be classified as a liability on the balance sheet. Prior to the issuance of Statement 150, the Company classified trust preferred securities as a liability on the consolidated balance sheet and its related interest cost as interest expense on the consolidated statement of income, which is consistent with the requirements of Statement 150. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. Statement 150 will be effected by reporting the cumulative effect of a change in accounting principle for contracts created before the issuance date and still existing at the beginning of that interim period. The adoption of Statement 150 did not have an impact on the Company’s consolidated financial statements.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward Looking Statements

This 10-QSB contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. When we use words such as “may,” “will,” “expect,” “plan,” “project,” “anticipate,” “intend” and other similar expressions, we are making forward-looking statements. The factors that could cause actual results to differ materially from those we are projecting include the following: general economic conditions; competitive factors and pricing pressure; changes in product mix; changes in interest risks; and the risk factors listed from time to time in the company’s SEC reports, including but not limited to the report on Form 10-QSB for the quarter ended September 30, 2003.

Results of Operations

Net income for the three months ended September 30, 2003 was $856 thousand, or $ 0.33 per basic share compared with $623 thousand or $ 0.24 per basic share during the same period in 2002. Net income for the nine months ended September 30, 2003 was $2.580 million, or $ 0.99 per basic share compared with $2.012 million or $ 0.79 per basic share during the same period in 2002. The increase in net income was mainly the result of an increase in other income, net interest income and a reduction in the provision for loan losses. These increases were partially offset by increases in other expenses and taxes. The annualized return on average assets for the nine months ended September 30, 2003 and 2002 was 1.11% and .98% respectively, while the annualized return on average equity was 12.10% and 10.36% respectively for the same periods.

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

On a tax-equivalent basis, net interest income for the first nine months of 2003 was $9.8 million compared with $9.1 million in the first nine months of 2002. The increase in net interest income was primarily the result of a decrease in interest expense paid on interest bearing liabilities. The net interest margin through September 30, 2003 was 4.61% compared with 4.77% for the nine months ended September 30, 2002 and 4.74% and 4.82% for the years ended December 31, 2002 and 2001, respectively. COSO expects no material change in the net interest margin through the remainder of 2003.

COSO had Short-term borrowings of $11.4 million at September 30, 2003 compared to $17.3 million at December 31, 2002, a decrease of $5.9 million. The decrease in short term borrowings was mainly the result of paying off a $7.5 million Federal Home Loan Bank Advance which matured on August 7, 2003. Interest expense associated with this debt totaled $174 thousand during the first nine months of 2003 compared with $219 thousand during the same period in 2002.

The following table is a comparison of the net interest margin:

	September 30,		December 31,
	2003	2002	2002	2001
Yield on Earning Assets	6.40%	7.23%	7.13%	8.75%
Net Interest Margin	4.61%	4.77%	4.74%	4.82%
Net Interest Spread	4.33%	4.36%	4.36%	4.10%

Loans and Leases

COSO’s gross loans and leases (including loans held for sale) totaled $254.1 million at September 30, 2003 compared with $238.9 million at December 31, 2002. The majority of the Company’s real estate loans are held by the real estate investment trust subsidiaries of its banking subsidiaries. As of September 30, 2003 and December 31, 2002, approximately $128.9 million and $127.5 million, respectively, of the Company’s real estate loans are held in its real estate investment trusts. Included in the consolidated statements of income for the three and nine months ended September 30, 2003 is approximately $2.091 million and $6.333 million, respectively, of interest and fees on loans held by the real estate investment trusts. Included in the consolidated statements of income for the three and nine months ended September 30, 2002 is approximately $2.241 million and $5.635 million, respectively, of interest and fees on loans held by the real estate investment trusts. The Company has no loans or leases outside the United States of America, and it is the policy of the Company to avoid out of market loans.

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

The following table lists those loans and leases by type which are on non-accrual status; loans by type 90 days or more past due and still accruing; renegotiated loans by type and loans transferred to other real estate:

	September 30, 2003	December 31,
		2002	2001
(In thousands)
Non-performing loans:
Non-accrual loans:
Commercial, Financial, and Agricultural	$—	$14	$—
Real Estate	1,114	970	108
Consumer	6	52	14

	$1,120	$1,036	$122

Past due 90 days or more and still accruing:
Commercial, Financial, and Agricultural	$48	$—	$—
Real Estate	—	80	93
Consumer	50	2	3

	$98	$82	$96

Renegotiated Loans	$—	$—	$—

Total non-performing Loans	$1,218	$1,118	$218
Other Real Estate, Net	463	958	277

Total non-performing Assets:	$1,681	$2,076	$495

Non-performing Loans as a % of Outstanding Loans	.48%	.47%	.11%
Non-performing Assets as a % of Equity Capital	5.65%	7.58%	1.96%

All loans listed above as non-accrual, 90 days or more past due and renegotiated were classified as either substandard, doubtful or loss as of September 30, 2003.

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

During the first nine months of 2003, COSO made provisions for loan losses of $662 thousand compared with $1.0 million for the same period in 2002. Total non-performing loans increased $100 thousand from $1.1 million at December 31, 2002 to $1.2 million at September 30, 2003. Net charge-offs through September 30, 2003 totaled $360 thousand.

	September 30, 2003	Year Ended December 31,
		2002	2001
Allowance as a percentage of total loans and leases	1.32%	1.28%	1.29%

The allowance for loan losses as a percentage of non-performing loans was approximately 275% at September 30, 2003, compared with 273% at December 31, 2002.

Securities Available-for-Sale

	September 30, 2003	December 31,
		2002	2001
(In thousands)
Market Value	$15,739	$12,027	$13,477
Amortized Cost	15,343	11,584	13,069

Difference	$396	$443	$408

Investment Securities

	September 30, 2003	December 31,
		2002	2001
(In thousands)
Market Value	$18,409	$19,273	$19,705
Amortized Cost	16,906	17,938	19,099

Difference	$1,503	$1,335	$606

At September 30, 2003, COSO’s securities portfolio classified as Investment Securities was composed primarily of municipal and long-term corporate securities.

Short-Term Borrowings

Short-term borrowings consist of the following:

	September 30, 2003	December 31
		2002	2001
(In thousands)
Federal funds purchased and securities sold under agreements to repurchase	$3,876	$6,253	$4,051
Overnight advance from Federal Home Loan Bank	5,000	1,025	—
Advances from Federal Home Loan Bank	—	7,500	7,500
Advance from Federal Home Loan with interest at 1.80% at September 30, 2003 maturing December 26, 2003	2,500	2,500	2,500

	$11,376	$17,278	$14,051

Non-Interest Income

Management continues to emphasize the growth of non-interest income in providing new revenue to the income stream. Future profitability depends upon income derived from providing loan and deposit services, mortgage service fees and service charges on deposit accounts.

The table represented below is a comparison of the dollar and percentage change for each component of non-interest income:

	Nine months ended September 30,		Change
	2003	2002	$	%
(In thousands)
Service Charges on Deposit Accounts	$1,303	$932	$371	39.8%
Other Income	1,486	835	651	78.0%

Total Other Income	$2,789	$1,767	$1,022	57.8%

Non-interest income increased approximately $1.0 million or 57.8% when comparing 2003 with 2002. The increase in service charges on deposit accounts was largely the result of an increase in non-sufficient fund service charges in the amount of $366 thousand. Other income which includes fee income from loans held for sale and other miscellaneous income increased approximately $651 thousand mainly as the result of increased fee income on loans held for sale in the amount of $473 thousand.

Non-Interest Expense

Control of non-interest expenses continues to be one of COSO’s major objectives. Non-interest expenses include salaries, employee benefits, occupancy costs, equipment and other operating expenses:

	Nine months ended September 30,		Change
	2003	2002	$	%
(In thousands)
Salaries	$2,864	$2,519	$345	13.7%
Employee Benefits	1,370	1,165	205	17.6%
Net Occupancy Expense	549	364	185	50.8%
Equipment Expense	582	516	66	12.8%
Data Processing Expense	532	416	116	27.9%
Other Operating Expense	2,204	1,791	413	23.1%

Total Non-Interest Expense	$8,101	$6,771	$1,330	19.6%

Non-interest expense increased $1.3 million when comparing the nine months ended September 30, 2003 with the same period in 2002. Salaries and benefits, net occupancy expense, equipment expense and data processing expense increased approximately $917 when compared with the same period in 2002 was primarily the result of opening of two new offices during 2002 and one during 2003. Other operating expense increased $413 thousand as the result of expenses associated with other real estate owned in the amount of $176.

Income Taxes

The effective tax rate of COSO for the nine month period ended September 30, 2003 was 25.3 % compared to 24.9% for the same period in 2002.

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

COSO’s equity capital totaled $29.7 million at September 30, 2003, compared to the December 31, 2002 level of $27.4 million. The growth and retention of earnings continues to be COSO’s primary source of additional capital. Currently, COSO does not have any plans for issuing subordinated notes and COSO has not issued any new common or preferred stock during the past twelve months.

The table presented below is a comparison of capital ratios:

	September 30, 2003	December 31,
		2002	2001
Equity Capital to Total Assets	9.36%	9.23%	9.86%

The table presented below is a comparison of COSO’s capital position with regulatory capital requirements:

	September 30, 2003	Regulatory Requirements
Total Risk Based Capital Ratio	11.60%	8.00%
Tier 1 Capital	10.38%	4.00%
Leverage Ratio	8.95%	4.00%

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

The following table sets forth the dividend payout ratio for the last two years and for the nine months ended September 30, 2003:

	September 30, 2003	Year Ended
		2002	2001
Dividend payout ratio	16.9%	19.08%	18.89%

Asset-Liability Management

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

Item 3   Controls and Procedures

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

PART II—OTHER INFORMATION

Item 1 Legal Proceedings

Not Applicable

Item 2 Changes in Securities and Use of Proceeds

Not Applicable

Item 3 Defaults Upon Senior Securities

Not Applicable

Item 4 Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5 Other Information

Not Applicable

Item 6 Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this report or are incorporated by references to previously filed materials.

Exhibit No.	Description of Exhibit

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of Report by CEO

32.2	Certification of Report by CFO

(b) Reports on Form 8-K

•	8-K filed 7-28-03 re: press release announcing approval and execution of an Agreement and Plan of Merger with BancTrust Financial Group, Inc.

•	8-K/A filed 7-31-03 re: correction of typographical error in Exhibit 2.1 to Form 8-K filed July 28, 2003

•	8-K filed 8-11-03 re: press release announcing financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCESOUTH, INC.

BY	/s/ Deborah M. Wiltse

Deborah M. Wiltse Vice President and Chief Financial Officer

Date: November 14, 2003